Form 10KSB
period 2004-03-31
FEDERAL MORTGAGE CORP OF PUERTO RICO
filed 2004-06-25
CIK 34884

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended - March 31, 2004

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from: ______________

                         Commission file number: 34884

                FEDERAL MORTGAGE CORPORATION OF PUERTO RICO, INC.
                 (Name of Small Business Issuer in its charter)

                    Delaware                         02-0703753
            (State or other jurisdiction          (I.R.S. Employer
            incorporation or organization)      Identification Number)

                    444 Park Forest Way, Wellington, FL 33414
                     (Address of principal executive offices)

                     Issuer's telephone number: 561-798-4294

Securities registered under Section 12(b) of the Act: None

Securities registered under Section 12(g) of the Act:

                   Common Stock, $0.005 par value per share
                               (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(D) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               YES [  ] NO [X]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year.   $ -0-

State the aggregate market value of the voting stock held by non- affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act): $ -0-

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ] Not applicable.

                      (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 2,000,000 as of March 31, 2004.

Transitional Small Business Disclosure Format (Check one):  Yes [ ]; No [X]

                                    PART I


ITEM 1.  BUSINESS

Federal Mortgage Corporation of Puerto Rico, Inc. (the "Company") was incorporated on January 5, 1970, under the laws of the State of Delaware as Modulated Building Systems, Inc., to conduct and carry on the business of builders and contractors for the purpose of building, erecting, altering, repairing, wrecking, dig or any other work in connection with any and all classes of building and improvement of any kind and nature whatsoever; to design, draw, and prepare plans, specifications and estimates for and to supervise, bid upon, enter into, and execute contracts for the construction and alteration of buildings, structures, houses, piers, wharves, canals, docks, slips, dams, bridges, viaducts, railroads, railways, right-of-ways, cut, fills, roads, avenues, streets, fortifications, conduits, pipe lines, electric or other transmission lines, subways, tunnels, foundations, mines, shafts, wells, walls, waterways, manufactories, plans, machinery, drainage, irrigation, and sewage disposal systems and any other engineering or construction project or enterprise of any nature whatsoever; to carry on and conduct any and every kind of general contracting construction, and engineering business; to carry on the trade or business of manufacturing, producing, adapting, preparing, buying, selling, and otherwise dealing in any and all kinds of furniture and supplies, and to manufacture, produce, purchase, adapt, prepare, use, sell, or otherwise deal in any materials, articles, or things required for, in connection with, or incidental to, the manufacture, use, purchase, and sale of, or other, dealing in any and all kinds of furniture and supplies, and generally to carry on any other manufacturing business which can conveniently be carried on in conjunction with any of the matters aforesaid; to engage in and carry on the business of acquiring, owning, buying, selling, leasing, mortgaging, exchanging, manufacturing, distributing, marketing, or otherwise dealing in timber, lumber, and the various products thereof; to conduct logging operations and operate mills for the manufacture of lumber and products thereof; to acquire, erect, maintain, and operate mill privileges, water rights, mills and other buildings, machinery, and all appliances; to carry on in any capacity any business appertaining to, or which, in the judgment of the Company, may at any time be convenient; to acquire, by purchase, lease, or otherwise, and to own, mortgage, equip, maintain, and operate woodworking plants, sash and door factories, sawmills, planning mills, lumber yards, and other works, plants, machinery, and equipment for the manufacture and sale of sash, doors, frames, moulding, millwork, and lumber of all description; to produce, manufacture, glaze, paint, and otherwise prepare for use, market and sale, and to sell and otherwise dispose of any and all products and articles made wholly or partly of wood or similar material; to engage in and transact a general lumber and mill business in any and all its branches; to deal in with lumber, timber, wood and products of any and all kinds, and in any and all forms; and to manufacture, purchase, or otherwise acquire, and to sell, and otherwise deal in and with flooring, shingles, laths, staves, boxes, barrels, and other articles and things made in whole or in part of wood, and contractors' and builders' supplies of every kind and nature; and to engage in any lawful act of activity for which corporations may be organized under the General
Corporation Law of Delaware.    On April 17, 1972, the Company amended its
name to Federal Mortgage Corporation of Puerto Rico, Inc. The Company conducted mortgage-banking business in Puerto Rico, Florida and Minnesota.
The Company actively engaged in the placement of commercial and residential project loans through its lending sources and at the same time retained servicing of a major portion of these loans for the lenders. The Company decided, because of market conditions, to discontinue operations in the early part of 1975, at which time it disposed of all of its assets and resolved all of its liabilities. No further business was engaged in by the Company since the disposition of its assets in 1975. On July 15, 2003, the Company's charter was renewed retroactively back to February 24, 1976, the date of the expiration of the charter. Its purpose is to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions. The Company has been in the developmental stage and has no operations since the renewal of its charter. The Company has not commenced any operational activities. The Board of Directors of the Company has elected to commence implementation of the Company's principal business purpose, described below under "GENERAL BUSINESS PLAN". As such, the Company can be defined as a "shell" company, whose sole purpose at this time is to locate and consummate a merger or acquisition with a private entity.

The proposed business activities described herein classify the Company as a "blank check" company. Many states have enacted statutes, rules and regulations limiting the sale of securities of "blank check" companies in their respective jurisdictions. Management does not intend to undertake any offering of the Company's securities, either debt or equity, until such time as the Company has successfully implemented its business plan herein.

The Company's business is subject to numerous risk factors, including the following:

GENERAL BUSINESS PLAN

At this time, the Company's purpose is to seek, investigate and, if such investigation warrants, acquire an interest in business opportunities presented to it by persons or firms who or which desire to seek the perceived advantages of an Exchange Act registered corporation. The Company will not restrict its search to any specific business, industry, or geographical location and the Company may participate in a business venture of virtually any kind or nature. This discussion of the proposed business is purposefully general and is not meant to be restrictive of the Company's virtually unlimited discretion to search for and enter into potential business opportunities. Management anticipates that it may be able to participate in only one potential business venture because the Company has nominal assets and limited financial resources. See Item 7. "FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA." This lack of diversification should be considered a substantial risk to shareholders of the Company because it will not permit the Company to offset potential losses from one venture against gains from another.

The Company may seek a business opportunity with entities which have recently commenced operations, or which wish to utilize the public marketplace in order to raise additional capital in order to expand into new products or markets, to develop a new product or service, or for other corporate purposes. The Company may acquire assets and establish wholly-owned subsidiaries in various businesses or acquire existing businesses as subsidiaries.

The Company intends to advertise and promote the Company privately. The Company has not yet prepared any notices or advertisement.

The Company anticipates that the selection of a business opportunity in which to participate will be complex and extremely risky. Due to general economic conditions, rapid technological advances being made in some industries and shortages of available capital, management believes that there are numerous firms seeking the perceived benefits of a publicly registered corporation. Such perceived benefits may include facilitating or improving the terms on which additional equity financing may be sought, providing liquidity for incentive stock options or similar benefits to key employees, providing liquidity (subject to restrictions of applicable statutes), for all shareholders and other factors. Potentially, available business opportunities may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex.

The Company has, and will continue to have, little or no capital with which to provide the owners of business opportunities with any significant cash or other assets. However, management believes the Company will be able to offer owners of acquisition candidates the opportunity to acquire a controlling ownership interest in a publicly registered company without incurring the cost and time required to conduct an initial public offering. The owners of the business opportunities will, however, incur significant legal and accounting costs in connection with acquisition of a business opportunity, including the costs of preparing Form 8-K's, 10-K's or 10-KSB's, agreements and related reports and documents. The Securities Exchange Act of 1934 (the "34 Act"), specifically requires that any merger or acquisition candidate comply with all applicable reporting requirements, which include providing audited financial statements to be included within the numerous filings relevant to complying with the 34 Act. Nevertheless, the officers and directors of the Company have not conducted market research and are not aware of statistical data which would support the perceived benefits of a merger or acquisition transaction for the owners of a business opportunity.

The analysis of new business opportunities will be undertaken by, or under the supervision of, the officers and directors of the Company. Management intends to concentrate on identifying preliminary prospective business opportunities, which may be brought to its attention through present associations of the Company's officers and directors. In analyzing prospective business opportunities, management will consider such matters as the available technical, financial and managerial resources; working capital and other financial requirements; history of operations, if any; prospects for the future; nature of present and expected competition; the quality and experience of management services which may be available and the depth of that management; the potential for further research, development, or exploration; specific risk factors not now foreseeable but which then may be anticipated to impact the proposed activities of the Company; the potential for growth or expansion; the potential for profit; the perceived public recognition of acceptance of products, services, or trades; name identification; and other relevant factors. Officers and directors of the Company do expect to meet personally with management and key personnel of the business opportunity as part of their investigation. To the extent possible, the Company intends to utilize written reports and investigation to evaluate the above factors. The Company will not acquire or merge with any company for which audited financial statements cannot be obtained within a reasonable period of time after closing of the proposed transaction.

The Officers of the Company have limited experience in managing companies similar to the Company and shall rely upon their own efforts, in accomplishing the business purposes of the Company. The Company may from time to time utilize outside consultants or advisors to effectuate its business purposes described herein. No policies have been adopted regarding use of such consultants or advisors, the criteria to be used in selecting such consultants or advisors, the services to be provided, the term of service, or regarding the total amount of fees that may be paid. However, because of the limited resources of the Company, it is likely that any such fee the Company agrees to pay would be paid in stock and not in cash.

The Company will not restrict its search for any specific kind of firms, but may acquire a venture which is in its preliminary or development stage, which is already in operation, or in essentially any stage of its corporate life. It is impossible to predict at this time the status of any business in which the Company may become engaged, in that such business may need to seek additional capital, may desire to have its shares publicly traded, or may seek other perceived advantages which the Company may offer. However, the Company does not intend to obtain funds in one or more private placements to finance the operation of any acquired business opportunity until such time as the Company has successfully consummated such a merger or acquisition.

It is anticipated that the Company will incur nominal expenses in the implementation of its business plan described herein. The Company has limited capital with which to pay these anticipated expenses.

ACQUISITION OF OPPORTUNITIES

In implementing a structure for a particular business acquisition, the Company may become a party to a merger, consolidation, reorganization, joint venture, or licensing agreement with another corporation or entity. It may also acquire stock or assets of an existing business. On the consummation of a transaction, it is probable that the present management and shareholders of the Company will no longer be in control of the Company. In addition, the Company's directors may, as part of the terms of the acquisition transaction, resign and be replaced by new directors without a vote of the Company's shareholders or may sell their stock in the Company. Any and all such sales will only be made in compliance with the securities laws of the United States and any applicable state.

It is anticipated that any securities issued in any such reorganization would be issued in reliance upon exemption from registration under applicable federal and state securities laws. In some circumstances, however, as a negotiated element of its transaction, the Company may agree to register all or a part of such securities immediately after the transaction is consummated or at specified times thereafter. If such registration occurs, of which there can be no assurance, it will be undertaken by the surviving entity after the Company has successfully consummated a merger or acquisition and the Company is no longer considered a "shell" company. Until such time as this occurs, the Company does not intend to register any additional securities. The issuance of substantial additional securities and their potential sale into any trading market which may develop in the Company's securities may have a depressive effect on the value of the Company's securities in the future, if such a market develops, of which there is no assurance.

While the actual terms of a transaction to which the Company may be a party cannot be predicted, it may be expected that the parties to the business transaction will find it desirable to avoid the creation of a taxable event and thereby structure the acquisition in a so-called "tax-free" reorganization under Sections 368(a)(1) or 351 of the Internal Revenue Code (the "Code"). In order to obtain tax-free treatment under the Code, it may be necessary for the owners of the acquired business to own 80% or more of the voting stock of the surviving entity. In such event, the shareholders of the Company would retain less than 20% of the issued and outstanding shares of the surviving entity, which would result in significant dilution in the equity of such shareholders.

As part of the Company's investigation, officers and directors of the Company may personally meet with management and key personnel, may visit and inspect material facilities, obtain analysis of verification of certain information provided, check references of management and key personnel, and take other reasonable investigative measures, to the extent of the Company's limited financial resources and management expertise. The manner in which the Company participates in an opportunity will depend on the nature of the opportunity, the respective needs and desires of the Company and other parties, the management of the opportunity and the relative negotiation strength of the Company and such other management.

With respect to any merger or acquisition, negotiations with target company management is expected to focus on the percentage of the Company which the target company shareholders would acquire in exchange for all of their shareholdings in the target company. Depending upon, among other things, the target company's assets and liabilities, the Company's shareholders will in all likelihood hold a substantially lesser percentage ownership interest in the Company following any merger or acquisition. The percentage ownership may be subject to significant reduction in the event the Company acquires a target company with substantial assets. Any merger or acquisition effected by the Company can be expected to have a significant dilutive effect on the percentage of shares held by the Company's then shareholders.

The Company will participate in a business opportunity only after the negotiation and execution of appropriate written agreements. Although the terms of such agreements cannot be predicted, generally such agreements will require some specific representations and warranties by all of the parties thereto, will specify certain events of default, will detail the terms of closing and the conditions which must be satisfied by each of the parties prior to and after such closing, will outline the manner of bearing costs, including costs associated with the Company's attorneys and accountants, will set forth remedies on default and will include miscellaneous other terms.

As stated hereinabove, the Company will not acquire or merge with any entity which cannot provide independent audited financial statements within a reasonable period of time after closing of the proposed transaction. The Company is subject to all of the reporting requirements included in the 1934 Act. Included in these requirements is the affirmative duty of the Company to file independent audited financial statements as part of its Form 8-K to be filed with the Securities and Exchange Commission upon consummation of a merger or acquisition, as well as the Company's audited financial statements included in its annual report on Form 10-K (or 10-KSB, as applicable). If such audited financial statements are not available at closing, or within time parameters necessary to insure the Company's compliance with the requirements of the 1934 Act, or if the audited financial statements provided do not conform to the representations made by the candidate to be acquired in the closing documents, the closing documents will provide that the proposed transaction will be voidable, at the discretion of the present management of the Company. If such transaction is voided, the agreement will also contain a provision providing for the acquisition entity to reimburse the Company for all costs associated with the proposed transaction.

The Company does not intend to provide the Company's security holders with any complete disclosure documents, including audited financial statements, concerning an acquisition or merger candidate and its business prior to the consummation of any acquisition or merger transaction.

COMPETITION

The Company will remain an insignificant participant among the firms which engage in the acquisition of business opportunities. There are many established venture capital and financial concerns which have significantly greater financial and personnel resources and technical expertise than the Company. In view of the Company's combined extremely limited financial resources and limited management availability, the Company will continue to be at a significant competitive disadvantage compared to the Company's competitors.

ITEM 2. DESCRIPTION OF PROPERTY.

The Company currently maintains a mailing address at 444 Park Forest Way, Wellington, FL 33414, which is the address of its President. The Company pays no rent for the use of this mailing address. The Company does not believe that it will need to maintain an office at any time in the foreseeable future in order to carry out its plan of operations described herein.

ITEM 3. LEGAL PROCEEDINGS.

In the opinion of counsel there are no known legal proceedings or outstanding judgments against the Company, nor any pending litigation.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted during the fourth quarter of the calendar year covered by this report to a vote of security holders.

                                   PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

(a) Market Information.

There is not a market for the Company's securities.

(b) Holders.

As of March 31, 2004, there were two (2) holders of the Company's Common Stock. One of the shareholders owns two million shares in one certificate for the benefit of approximately 860 shareholders.

(c) Dividends.

The Company has not paid a cash dividend on its Common Stock during the years ended March 31, 2004 and 2003, and has no present intention to declare or pay cash dividends on the Common Stock in the foreseeable future. The Company intends to retain any earnings, which it may realize in the foreseeable future to finance its operations. Future dividends, if any, will depend on earnings, financing requirements and other factors.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITIONS.

The following discussion should be read in conjunction with the information contained in the financial statements of the Company and the Notes thereto appearing elsewhere herein.

RESULTS OF OPERATIONS

The Company incorporated in Delaware as Modulated Building Systems, Inc., in 1970, and changed its name to Federal Mortgage Corporation of Puerto Rico, Inc. on April 17, 1972. Its principal business included mortgage-banking business in Puerto Rico, Florida and Minnesota. The Company actively engaged in the placement of commercial and residential project loans through its lending sources and at the same time retained servicing of a major portion of these loans for the lenders. The Company decided, because of market conditions, to discontinue operations in the early part of 1975, at which time it disposed of all of its assets and resolved all of its liabilities. No further business was engaged in by the Company since the disposition of its assets in 1975. On July 15, 2003, the Company's charter was renewed retroactively back to February 24, 1976, the date of the expiration of the charter. Its purpose is to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions. The Company has been in the developmental stage and has no operations since the renewal of its charter. The Company has not commenced any operational activities. The Board of Directors of the Company has elected to commence implementation of the Company's principal business purpose, described below under "Item 2, Plan of Operation". As such, the Company can be defined as a "shell" company, whose sole purpose at this time is to locate and consummate a merger or acquisition with a private entity.

In the year 2003, management, in an effort to salvage value for the sake of their shareholders and therefore optimize their interests, decided to structure the Company as a potential merger candidate or "blank check" company.

The Company believes that while there is some doubt as to the Company's continuance as a going concern, its success is dependent upon its ability to meet its financing requirements and the success of its future operations or completion of a successful business combination. Management believes that actions planned and presently being taken to revise the Company's operating and financial requirements provide the opportunity to the Company to continue as a going concern.

In the opinion of legal counsel there are no known outstanding judgments against the Company, nor any pending litigation.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2003, the Company had issued and outstanding an aggregate of 2,000,000 shares of its common stock. Pride Equities, Inc. owned 1,000,000 of these shares and was a 50% owner of the Company. Effective July 2003, the Company agreed to issue 8,000,000 shares upon the increase in authorized shares of the Company. Effective January 2004, the Company increased its authorized common stock from 2,000,000 shares to 100,000,000 shares and changed its par value from $.10 to $.001 per share. All references to common stock have been retroactively adjusted to give effect these changes. Also in January 2004, the Company issued 8,000,000 shares of its common stock to Pride Equities, Inc. in exchange for $30,000, which resulted in Pride Equities, Inc. becoming a 90% owner of the Company.

The Company has no operating history as a "blank check" company and no material assets.

ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Please see pages F-1 through F-10.


                                   PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

OFFICERS AND DIRECTORS

The following table sets forth certain information concerning each of the Company's directors and executive officers:

NAME                      AGE                   POSITION

Peter Porath              72        Chairman of the Board, President,
                                    Chief Executive Officer

Michael Schumacher        55        Treasurer, Secretary, Director and
                                    Chief Financial Officer

Alvin Roth                74        Director


Peter Porath has been President and a director of the Company since July 2003. Mr. Porath has been President and a director of National Superstars, Inc., a public company, since July 2003. Mr. Porath is currently a director of Sun Vacation Properties Corporation (formerly Commonwealth Equities, Inc.), a public company, and was President from November 2000 until February 2001. Mr. Porath was a director and president of Vacation Ownership Marketing, Inc., a public company) from May 2000 until August 2001. Mr. Porath was a director for Plants For Tomorrow, an environmental mitigation concern through the years from 1989-1991. From 1990 through 2001, Mr. Porath, semi-retired operated a retail magic supply store in Fort Lauderdale, Florida, Merlin's Festival of Magic. From 1978 to 1979, Mr. Porath was executive vice-president and director of International Resort Properties, Inc., a timesharing company in Hillsboro Beach, Florida where he was responsible for the development of a 20-unit project. Prior to 1978, Mr. Porath was Vice President of Investment Corporation of Florida, a public company, and developer in Wellington and Palm Beach, now a city of 30,000 people. Mr. Porath holds a Bachelor of the Arts Degree in English from Ripon College and a Juris Doctor from De Paul University in Chicago.

Michael Schumacher has been Treasurer, Secretary and a Director of the Company since July 2003. Mr Schumacher has been Treasurer, Secretary and a Director of National Superstars, Inc., a public company, since July 2003. Mr. Schumacher was President and Chairman of the Board of Prime Rate Income and Dividend Enterprises, Inc., a public company, until December 2002. Mr. Schumacher was a director and officer of Sun Vacation Properties Corporation (formerly Commonwealth Equities, Inc.), a public company, from November 2000 until February 2001, and a director and officer of Vacation Ownership Marketing, Inc., a public company) from May 2000 until August 2001. Mr. Schumacher is President, Chairman of the Board, and controlling shareholder of Pride, Inc. and its wholly-owned subsidiaries, including Pride Equities, Inc. Pride, Inc. and its subsidiaries are primarily in the real estate investment business. Mr. Schumacher is also a Director and President of Schumacher &

Associates, Inc., a certified public accounting firm located in Denver, Colorado that provides audit services, principally to public companies on a national basis throughout the U.S.A. Mr. Schumacher is a Certified Public Accountant, Certified Management Accountant and an Accredited Financial Planning Specialist. Mr. Schumacher has a Bachelor of the Sciences Degree in Business Administration with a major in accounting from the University of Nebraska at Kearney and a Masters in Business Administration from the University of Colorado.

Alvin Roth, Director of the Company. Mr. Roth owns 425,947 shares of the Company's common stock. Mr. Roth attended the University of Mississippi Law School. Mr. Roth was president of Commonwealth Equities, Inc., a public company, from 1969 to 2002. Commonwealth Equities, Inc. was one of the first food operators through one of its wholly owned subsidiaries, Commonwealth Foods, Inc., sold bulk food in a retail store, and was active in the mortgage banking business primarily in Puerto Rico, through its formerly wholly owned subsidiary, Federal Mortgage Corporation of Puerto Rico, Inc. Mr. Roth also oversaw the development of a motel and restaurant in Minnesota through its wholly owned subsidiary, The Silver Spike, Inc., pursuant to a development agreement with Burlington Northern Railroad for semi partial use by the railroad for the switchmen and other personnel. Commonwealth Equities, Inc. discontinued all operations in the early 1970s, but maintained its status as a public company. Prior to 1969, Mr. Roth was engaged in the consulting business, advising real estate developers on property use advantages and feasibility studies for business opportunities. Presently, Mr. Roth engages in similar consulting activities in South Florida.

SIGNIFICANT EMPLOYEES

The Company has no regular employees. Peter Porath and Michael Schumacher each devote approximately 5% of their time to the Company's business.

ITEM 10. EXECUTIVE COMPENSATION.

Presently, none of the Company's current officers or directors received any compensation for their respective services rendered unto the Company, nor have they received such compensation in the past 14 years. They all have agreed to act without compensation until authorized by the Board of Directors, which is not expected to occur until the Company has generated revenues from operations after consummation of a merger or acquisition. The Company currently has no funds available to pay officers or directors. Further, none of the officers or directors are accruing any compensation pursuant to any agreement with the Company.

It is possible that, after the Company successfully consummates a merger or acquisition with an unaffiliated entity, that entity may desire to employ or retain one or a number of members of the Company's management for the purposes of providing services to the surviving entity, or otherwise provide other compensation to such persons. However, the Company has adopted a policy whereby the offer of any post-transaction remuneration to members of management will not be a consideration in the Company's decision to undertake any proposed transaction. Each member of management has agreed to disclose to the Company's Board of Directors any discussions concerning possible compensation to be paid to them by any entity that proposes to undertake a transaction with the Company and further, to abstain from voting on such transaction. Therefore, as a practical matter, if each member of the Company's Board of Directors is offered compensation in any form from any prospective merger or acquisition candidate, the proposed transaction will not be approved by the Company's Board of Directors as a result of the inability of the Board to affirmatively approve such a transaction.

It is possible that persons associated with management may refer a prospective merger or acquisition candidate to the Company. In the event the Company consummates a transaction with any entity referred by associates of management, it is possible that such an associate will be compensated for their referral in the form of a finder's fee. It is anticipated that this fee will be either in the form of restricted common stock issued by the Company as part of the terms of the proposed transaction, or will be in the form of cash consideration. However, if such compensation is in the form of cash, such payment will be tendered by the acquisition or merger candidate, because the Company has insufficient cash available. The amount of such finder's fee cannot be determined as of the date of this registration statement, but is expected to be comparable to consideration normally paid in like transactions. No member of management of the Company will receive any finder's fee, either directly or indirectly, as a result of their respective efforts to implement the Company's business plan outlined herein.

No retirement, pension, profit sharing, stock option or insurance programs or other similar programs have been adopted by the Company for the benefit of its employees.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

PRINCIPAL STOCKHOLDERS

The following table sets forth certain information as of March 31, 2004 regarding the beneficial ownership of the Company's Common Stock by (i) each stockholder known by the Company to be the beneficial owner of more than 5% of the Company's Common Stock, (ii) by each Director and executive officer of the Company and (iii) by all executive officer and Directors of the Company as a group. Each of the persons named in the table has sole voting and investment power with respect to Common Stock beneficially owned.

                                      NUMBER OF            PERCENTAGE
                                     SHARES OWNED           OF SHARES
NAME AND ADDRESS                     OR CONTROLLED           OWNED
----------------                     -------------         ----------
Alvin Roth                              425,947                4%
Ft. Lauderdale, FL

Michael Schumacher, beneficially
 Through Pride Equities, Inc.         9,000,000               90%
Denver, Colorado

All Officers and Directors as a
 Group                                9,425,947               94%


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Effective July, 2003, Pride Equities, Inc. agreed to fund the Company with $30,000 in exchange for 8,000,000 shares of the Company's common stock. Securities issued by blank check companies cannot be resold under Rule 144, but must be registered under the Securities Act of 1933. All shares owned by

Pride Equities, Inc. and other company officers, promoters, affiliates, and controlled persons will be registered under the Securities Act of 1933. Pride Equities, Inc. is a related party since Mr. Schumacher is the President and Director of Pride, Inc., the parent company of Pride Equities, Inc., and an officer and director of Pride Equities, Inc.

The Board of Directors has passed a resolution which contains a policy that the Company will not seek an acquisition or merger with any entity in which any of the Company's Officers, Directors, principal shareholders or their affiliates or associates serve as officer or director or hold any ownership interest. Management is not aware of any circumstances under which this policy, through their own initiative may be changed.

The proposed business activities described herein classify the Company as a "blank check" company. Many states have enacted statutes, rules and regulations limiting the sale of securities of "blank check" companies in their respective jurisdictions. Management does not intend at this time to undertake any efforts to cause a market to develop in the Company's securities until such time as the Company has successfully implemented its business plan described herein.

                                   PART IV

ITEM 13. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a) Financial Statements are contained in Item 7.

(b) Reports on Form 8-K

No reports on Form 8-K have been filed during the last quarter of the period covered by this report.

(c) Exhibits.

     3.1   Articles of Incorporation *

     3.2   Bylaws of the Company *

    31.1 Section 302 Certification by the Corporation's Chief Executive Officer. (Filed herewith).

    31.2 Section 302 Certification by the Corporation's Chief Financial Officer. (Filed herewith).

    32.1 Section 906 Certification by the Corporation's Chief Executive Officer. (Filed herewith).

    32.2 Section 906 Certification by the Corporation's Chief Financial Officer. (Filed herewith).

* These documents are rendered as previously filed and incorporated by reference to the Company's previous filings with the Securities and Exchange Commission.

                         INDEX TO FINANCIAL STATEMENTS

               FEDERAL MORTGAGE CORPORATION OF PUERTO RICO, INC.
                          (A Development Stage Company)

                              FINANCIAL STATEMENTS
                                     with
              REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

                                                                      Page

Report of Independent Certified Public Accountants .................. F-2

Financial Statements:

    Balance Sheet ................................................... F-3

    Statements of Operations ........................................ F-4

    Statement of Changes in Stockholders' Equity .................... F-5

    Statements of Cash Flows ........................................ F-6

    Notes to Financial Statements ................................... F-7

              REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



The Board of Directors
Federal Mortgage Corporation of Puerto Rico, Inc.
Wellington, Florida

We have audited the accompanying balance sheet of Federal Mortgage Corporation of Puerto Rico, Inc. (A Development Stage Company) as of March 31, 2004, and the related statements of operations, stockholders' equity and cash flows for the years ended March 31, 2004 and 2003. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements, referred to above, present fairly, in all material respects, the financial position of Federal Mortgage Corporation of Puerto Rico, Inc. (a development-stage company) as of March 31, 2004, and the results of its operations, changes in its stockholders' equity and its cash flows for the years ended March 31, 2004 and 2003 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 5, the Company has minimal working capital and no business operations which raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Miller and McCollum

Miller and McCollom
Certified Public Accountants
4350 Wadsworth Blvd., Suite 300
Wheat Ridge, CO 80033

June 23, 2004

               FEDERAL MORTGAGE CORPORATION OF PUERTO RICO, INC.
                         (A Development Stage Company)

                                 BALANCE SHEET
                                 March 31, 2004

                                     ASSETS

Current Assets:
  Cash                                                        $  20,640
                                                              ---------

TOTAL ASSETS                                                  $  20,640
                                                              =========

                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts payable and accrued liabilities                    $   1,314
                                                              ---------
     Total Current Liabilities                                    1,314
                                                              ---------
TOTAL LIABILITIES                                                 1,314
                                                              ---------

Stockholders' Equity:
  Common stock, $.001 par value
   100,000,000 shares authorized,
   10,000,000 shares issued and outstanding                      10,000
  Additional Paid In Capital                                    522,500
  Accumulated (Deficit)                                        (502,500)
  Accumulated (Deficit) during development stage                (10,674)
                                                              ---------
TOTAL STOCKHOLDERS' EQUITY                                       19,326
                                                              ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                    $  20,640
                                                              =========



















The accompanying notes are an integral part of the financial statements.

               FEDERAL MORTGAGE CORPORATION OF PUERTO RICO, INC.
                         (A Development Stage Company)

                           STATEMENTS OF OPERATIONS

                                                                     For the period
                                                                   From July 15, 2003
                                                                    (date of charter
                                          For the Year Ended        renewal) through
                                               March 31,                March 31,
                                          2004          2003              2004
                                       ----------    ----------    ------------------

Revenue                                $      -      $      -          $      -

Expenses:
  Professional fees                         9,380           -                9,380
  Administrative and other                  1,294           -                1,294
                                       ----------    ----------        -----------
                                           10,674           -               10,674
                                       ----------    ----------        -----------
Net (Loss)                             $  (10,674)   $      -          $   (10,674)

Per Share                              $     -       $      -          $      -
                                       ==========    ==========        ===========

Weighted Average Shares Outstanding     8,000,000     2,000,000         10,000,000
                                       ==========    ==========        ===========


























The accompanying notes are an integral part of the financial statements.

               FEDERAL MORTGAGE CORPORATION OF PUERTO RICO, INC.
                         (A Development Stage Company)

                 STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
           For the Period from April 1, 2002 through March 31, 2004


                                                                             Accumulated
                                                                              (Deficit)
                                                   Additional                   During
                              Common     Stock      Paid-in     Accumulated   Development
                            No./Shares   Amount     Capital       (Deficit)      Stage       Total
                            ----------   -------   ----------   -----------   -----------   -------

Balance at April 1, 2002     2,000,000   $ 2,000   $  500,500    $(502,500)   $   -         $  -

Net (loss) for the year
 ended March 31, 2003             -         -            -            -           -            -
                            ----------   -------   ----------    ---------    --------      -------
Balance at March 31, 2003    2,000,000     2,000      500,500     (502,500)       -            -

Stock issued for cash        8,000,000     8,000       22,000         -           -          30,000

Net (loss) for the year
ended March 31, 2004              -         -            -            -        (10,674)     (10,674)
                            ----------   -------   ----------    ---------    --------      -------
Balance at March 31, 2004   10,000,000   $10,000   $  522,500    $(502,500)   $(10,674)     $19,326
                            ==========   =======   ==========    =========    ========      =======



























The accompanying notes are an integral part of the financial statements.

               FEDERAL MORTGAGE CORPORATION OF PUERTO RICO, INC.
                          (A Development Stage Company)

                            STATEMENTS OF CASH FLOWS

                                                                     For the period
                                                                   From July 15, 2003
                                                                    (date of charter
                                          For the Year Ended        renewal) through
                                               March 31,                March 31,
                                          2004          2003              2004
                                       ----------    ----------    ------------------

Cash Flows from Operating
Activities:
 Net (Loss)                            $(10,674)    $     -         $(10,674)
 Adjustment to reconcile net
  (loss) to net cash provided
   by operating activities:
    Increase in accounts payable          1,314           -            1,314
                                       --------     ---------       --------
Net Cash (Used in) Operating
Activities                               (9,360)          -           (9,360)
                                       --------     ---------       --------

Cash Flows from Investing
Activities                                 -              -             -
                                       --------     ---------       --------
Cash Flows from Financing
Activities:
 Stock issued                            30,000           -           30,000
                                       --------     ---------       --------
Net Cash Provided by Financing
Activities                               30,000           -           30,000
                                       --------     ---------       --------
Increase (decrease) in Cash              20,640           -           20,640
                                       --------     ---------       --------
Cash, Beginning of Period                  -              -             -
                                       --------     ---------       --------
Cash, End of Period                    $ 20,640     $     -         $ 20,640
                                       ========     =========       ========

Interest Paid                          $   -        $     -         $   -
                                       ========     =========       ========
Income Taxes Paid                      $   -        $     -         $   -
                                       ========     =========       ========











The accompanying notes are an integral part of the financial statements.

               FEDERAL MORTGAGE CORPORATION OF PUERTO RICO, INC.
                         (A Development Stage Company)

                         NOTES TO FINANCIAL STATEMENTS
                                 March 31, 2004

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

This summary of significant accounting policies of Federal Mortgage Corporation of Puerto Rico, Inc. (Company) is presented to assist in understanding the Company's financial statements. The financial statements and notes are representations of the Company's management, who is responsible for their integrity and objectivity. These accounting policies conform to generally accepted accounting principles in the United States of America and have been consistently applied in the preparation of the financial statements, which are stated in U.S. Dollars.

ORGANIZATION

The Company was incorporated on January 5, 1970 under the laws of the State of Delaware as Modulated Building Systems, Inc. On April 17, 1972, the Company amended its name to Federal Mortgage Corporation of Puerto Rico, Inc. On July 15, 2003, the Company's charter was renewed retroactively back to February 24, 1976, the date of expiration of the charter.

DESCRIPTION OF BUSINESS

Management's plan is to start a new business or seek a business combination.

DEVELOPMENT STAGE ENTERPRISE

Based upon the Company's business plan, it is a development stage enterprise since planned principal operations have not yet commenced. Accordingly, the Company presents its financial statements in conformity with the accounting principles generally accepted in the United States of America that apply in establishing operating enterprises. As a development stage enterprise, the Company discloses the deficit accumulated during the development stage and the cumulative statements of operations and cash flows from inception to the current balance sheet date.

PER SHARE INFORMATION

Per share information is computed by dividing the net income or loss by the weighted average number of shares outstanding during the period.

USE OF ESTIMATES IN THE PREPARATION OF FINANCIAL STATEMENTS

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

RISKS AND UNCERTAINTIES

The Company is subject to substantial business risks and uncertainties inherent in starting a new business. There is no assurance that the Company will be able to generate sufficient revenues or obtain sufficient funds necessary for launching a new business venture.

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES,
CONTINUED

REVENUE RECOGNITION

The Company has had no revenue since the July 15, 2003 renewal of its charter.

CASH AND CASH EQUIVALENTS

The Company considers cash and cash equivalents to consist of cash on hand and demand deposits in banks with an initial maturity of 90 days or less.

FAIR VALUE OF FINANCIAL INSTRUMENTS

Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 107 ("SFAS 107"), "Disclosures About Fair Value of Financial Instruments." SFAS 107 requires disclosure of fair value information about financial instruments when it is practicable to estimate that value. The carrying amount of the Company's cash, cash equivalents, and accounts payable approximate their estimated fair values due to their short-term maturities.

RECENT ACCOUNTING PRONOUNCEMENTS

In April 2003, the FASB issued SFAS No. 149 "Amendment of Statement 133 on Derivative Instruments and Hedging Activities", which amends and clarifies the accounting guidance on certain derivative instruments and hedging activities. SFAS 149 is generally effective for contracts entered into or modified after June 30, 2003 and hedging relationships designated after June 30, 2003. The adoption of this statement did not impact the Company's financial position, results of operations, or cash flows.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS 150 establishes standards for how an issuer of equity (including the equity shares of any entity whose financial statements are included in the consolidated financial statements) classifies and measures on its balance sheet certain financial instruments with characteristics of both liabilities and equity. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003 and for existing financial instruments after July 1, 2003. The adoption of this statement did not impact the Company's financial position, results of operations, or cash flows.

INCOME TAXES

The Company records deferred taxes in accordance with Statement of Financial Accounting Standards (SFAS) 109, "Accounting for Income Taxes." The statement requires recognition of deferred tax assets and liabilities for temporary differences between the tax bases of assets and liabilities and the amounts at which they are carried in the financial statements, the effect of net operating losses, based upon the enacted tax rates in effect for the year in which the differences are expected to reverse. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized.

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES,
CONTINUED

OTHER

The Company has selected March 31 as its fiscal year end.

The company has paid no dividends during the years ended March 31, 2004 and March 31, 2003.

No advertising expense has been incurred.

The Company has not entered into any leases.

All of the Company's assets are located in the United States.

NOTE 2 - INCOME TAXES

As of March 31, 2004, the Company has an estimated net operating loss carry forward of $11,000 to offset future taxable income. The net operating loss carry forward, if not used, will expire in the year ending March 31, 2024, and may be restricted if there is a change in ownership. No deferred income taxes have been recorded because of the uncertainty of future taxable income to be offset.

Significant components of the Company's net deferred income tax asset are as follows:


     Net operating losses carry forward                  $ 2,035
     Deferred income tax allowance                        (2,035)
                                                         -------
     Net deferred income tax asset                       $  -
                                                         =======

The reconciliation of income tax (benefit) computed at the federal statutory rate to income tax expense (benefit) is as follows:


     Tax (benefit) at Federal statutory rate             (15.00)%
     State tax (benefit) net of Federal benefit           (3.50)
     Valuation allowance                                  18.50
                                                         ------
     Tax provision (benefit)                              00.00

NOTE 3 - COMMON STOCK

The Company was formerly a wholly owned subsidiary of Commonwealth Equities, Inc. (CEI). On January 27, 2003, prior to the change in control of CEI, 2,000,000 shares, representing 100% of the Company's issued and outstanding common stock, were assigned to a "Trustee of a nominee to be named". Pride Equities, Inc. owned 1,000,000 of these shares and was a 50% owner of the Company. Effective July 2003, the Company agreed to issue 8,000,000 shares upon the increase in authorized shares of the Company. Effective January 2004, the Company increased its authorized common stock from 2,000,000 shares to 100,000,000 shares and changed its par value from $.10 to $.001 per share. All references to common stock have been retroactively adjusted to give effect these changes. Also in January 2004, the Company issued 8,000,000 shares of its common stock to Pride Equities, Inc. in exchange for $30,000, which resulted in Pride Equities, Inc. becoming a 90% owner of the Company.

NOTE 4 - RELATED PARTY

Pride Equities, Inc. advanced a total of $30,000 to the Company during the year ended March 31, 2004. Such advances were converted to 8,000,000 shares of common stock as described in Note 3 above.

NOTE 5 - BASIS OF PRESENTATION

Generally accepted accounting principles in the United States of America contemplates the continuation of the Company as a going concern. However, the Company has minimal working capital and no business operations, which raises substantial doubt about the Company's ability to continue as a going concern. Management intends to seek a business combination candidate.

In view of these matters, realization of certain of the assets in the accompanying balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to meet its financial requirements, raise additional capital, and the success of its future operations.

Management has opted to commence the filing of Securities and Exchange Commission (SEC) reporting documentation and then to seek a business
combination.   Management believes that this plan provides an opportunity for the Company to continue as a going concern.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 FEDERAL MORTGAGE CORPORATION OF
                                  PUERTO RICO, INC.



Date: June 23, 2004              By: /s/ Peter Porath
                                     Peter Porath
                                     President, Chief Executive Officer




                                 By: /s/ Michael Schumacher
                                     Michael Schumacher
                                     Treasurer, Secretary and Chief
                                       Financial Officer