Form 10KSB/A
period 2004-03-31
FEDERAL MORTGAGE CORP OF PUERTO RICO
filed 2004-07-02
CIK 34884

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 FORM 10-KSB/A
                                AMENDMENT NO. 1


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

(c) Exhibits.

     3.1   Articles of Incorporation *

     3.2   Bylaws of the Company *

    31.1   Section 302 Certification by the Corporation's Chief Executive
           Officer *

    31.2   Section 302 Certification by the Corporation's Chief Financial
           Officer *

    32.1   Section 906 Certification by the Corporation's Chief Executive
           Officer *

    32.2   Section 906 Certification by the Corporation's Chief Financial
           Officer *

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

          REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

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

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above, present fairly, in all material respects, the financial position of Federal Mortgage Corporation of Puerto Rico, Inc. (a development-stage company) as of March 31, 2004, and the results of its operations, changes in its stockholders' equity and its cash flows for the years ended March 31, 2004 and 2003 in conformity with accounting principles generally accepted in the United States of America.

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


/s/ Miller and McCollom

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

                                 FEDERAL MORTGAGE CORPORATION OF
                                  PUERTO RICO, INC.



Date: June 30, 2004              By: /s/ Peter Porath
                                     Peter Porath
                                     President, Chief Executive Officer




                                 By: /s/ Michael Schumacher
                                     Michael Schumacher
                                     Treasurer, Secretary and Chief
                                       Financial Officer