Form 10QSB
period 2004-06-30
FEDERAL MORTGAGE CORP OF PUERTO RICO
filed 2004-08-19
CIK 34884

U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                  FORM 10-QSB




             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                          SECURITIES EXCHANGE ACT OF 1934



                 For the quarterly period ended June 30, 2004


                         Commission File Number: 34884


                Federal Mortgage Corporation of Puerto Rico, Inc.
        ----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


         Delaware                                      02-0703753
----------------------------                ---------------------------------
(State of other jurisdiction of             (IRS Employer Identification No.)
 incorporation or organization)


                 444 Park Forest Way, Wellington, FL  33414
          ----------------------------------------------------------
         (Address of principal executive offices including zip code)


                             (561) 798-4294
                        --------------------------
                        (Issuer's telephone number)



Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            Yes X             No___


As of June 30, 2004, the Registrant had 10,000,000 shares of common stock, $.001 par value per share, outstanding.

Transitional Small Business Disclosure Format (check one): Yes__    No X




                                     INDEX

                                                                Page
                                                               Number

Part I.  Financial Information

     Item I.  Financial Statements

              Balance Sheets as of June 30, 2004
              (unaudited) and March 31, 2004 ................     3

              Statements of Operations, Three Months
              Ended June 30, 2004 and 2003 (unaudited) ......     4

              Statements of Cash Flows, Three Months
              Ended June 30, 2004 and 2003 (unaudited) ......     5

              Notes to Financial Statements .................     6

     Item 2.  Management's Discussion and Analysis of
              Financial Conditions and Results of
              Operations ....................................     7

Part II.  Other Information .................................     8

Signatures ..................................................     9

                       PART I.  FINANCIAL INFORMATION

                        ITEM 1.  FINANCIAL STATEMENTS

               FEDERAL MORTGAGE CORPORATION OF PUERTO RICO, INC.
                         (A Development Stage Company)
                                 BALANCE SHEETS

                                                  June 30,        March 31,
                                                    2004            2004
                                                ------------    ------------
                                                 (Unaudited)    (See Note 1)
                 ASSETS

Current Assets
  Cash                                          $    14,661      $   20,640
                                                -----------      ----------
     Total Assets                               $    14,661      $   20,640
                                                ===========      ==========

 LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current Liabilities:
  Accounts payable and accrued liabilities      $     5,256      $    1,314
                                                -----------      ----------
     Total Current Liabilities                        5,256           1,314
                                                -----------      ----------

Stockholders' (Deficit):
 Common Stock, $.001 par value,
  100,000,000 shares authorized
  10,000,000 shares issued and
  outstanding                                        10,000          10,000
 Additional paid-in capital                         522,500         522,500
 Accumulated (deficit)                             (502,500)       (502,500)
 Accumulated (deficit) during development stage     (20,595)        (10,674)
                                                -----------      ----------
     Total Stockholders' (Deficit)                    9,405          19,326
                                                -----------      ----------
     Total Liabilities and Stockholders'
      (Deficit)                                 $    14,661      $   20,640
                                                ===========      ==========














The accompanying notes are an integral part of the financial statements.

               FEDERAL MORTGAGE CORPORATION OF PUERTO RICO, INC.
                         (A Development Stage Company)
                           STATEMENTS OF OPERATIONS
                                (Unaudited)

                                                            For the Period
                                                          From July 15, 2003
                                                           (date of charter
                                 Three Months Ended        renewal) through
                                June 30,       June 30,        June 30,
                                  2004           2003            2004
                              ------------   -----------  ------------------

Revenues                      $          -   $         -    $              -
                              ------------   -----------    ----------------

Operating Expenses
  Accounting and auditing            4,580             -              11,960
  Professional fees                  5,128             -               7,128
  Other                                213             -               1,507
                              ------------   -----------    ----------------
Total Operating Expenses             9,921             -              20,595
                              ------------   -----------    ----------------

Net (Loss)                    $     (9,921)            -             (20,595)
                              ------------   -----------    ----------------

Per Share                     $        nil   $       nil    $            nil
                              ============   ===========    ================

Weighted Average Number of
 Shares Outstanding             10,000,000    10,000,000          10,000,000
                              ============   ===========    ================






















The accompanying notes are an integral part of the financial statements.

               FEDERAL MORTGAGE CORPORATION OF PUERTO RICO, INC.
                         (A Development Stage Company)
                           STATEMENTS OF CASH FLOWS
                                (Unaudited)

                                                            For the Period
                                                          From July 15, 2003
                                                           (date of charter
                                 Three Months Ended        renewal) through
                                June 30,       June 30,        June 30,
                                  2004           2003            2004
                              ------------   -----------  ------------------

Cash Flows from Operating
 Activities:
  Net (loss)                    $   (9,921)  $         -    $    (20,595)
  Adjustment to reconcile net
   (loss) to net cash provided
    by operating activities:
     Increase in accounts
      payable                        3,942             -           5,256
                                ----------    ----------     -----------
Net Cash (Used in) Operating
 Activities                         (5,979)            -         (15,339)
                                ----------    ----------     -----------

Cash Flows from Investing
 Activities                              -             -               -
                                ----------    ----------     -----------
Cash Flows from Financing
 Activities
   Stock issued                          -             -          30,000
                                ----------    ----------     -----------
Net Cash Provided by Investing
 Activities                              -             -          30,000
                                ----------    ----------     -----------


Increase (Decrease) in Cash         (5,979)            -          14,661

Cash, Beginning of Period           20,640             -               -
                                ----------    ----------     -----------
Cash, End of Period             $   14,661    $        -     $    14,661
                                ==========    ==========     ===========
Interest Paid                   $        -    $        -     $         -
                                ==========    ==========     ===========
Income Taxes Paid               $        -    $        -     $         -
                                ==========    ==========     ===========







The accompanying notes are an integral part of the financial statements.

                FEDERAL MORTGAGE CORPORATION OF PUERTO RICO, INC.
                         (A Development Stage Company)
                         NOTES TO FINANCIAL STATEMENTS
                                 June 30, 2004
                                  (Unaudited)


(1)  Unaudited Financial Statements

The balance sheet as of June 30, 2004, the statements of operations and the statements of cash flows for the three month periods ended June 30, 2004 and 2003, have been prepared by Federal Mortgage Corporation of Puerto Rico, Inc. (Company) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures, normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted as allowed by such rules and regulations, and the Company believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in financial position at June 30, 2004 and for all periods presented, have been made.

It is suggested that these statements be read in conjunction with the March 31, 2004 audited financial statements and the accompanying notes included in the Company's Annual Report on Form 10-KSB, filed with the Securities and Exchange Commission.

(2)  Basis of Presentation - Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplates continuation of the Company as a going concern. However, the Company has limited working capital and no active business operations, which raises substantial doubt about its ability to continue as a going concern.

In view of these matters, realization of certain of the assets in the accompanying balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to meet its financial requirements, raise additional capital, and the success of its future operations.

Management has opted to resume the filing of Securities and Exchange Commission (SEC) reporting documentation and then to seek a business combination. Management believes that this plan provides an opportunity for the Company to continue as a going concern.

         ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                        CONDITION AND RESULTS OF OPERATIONS

Certain statements in this Management's Discussion and Analysis of Financial Condition and Results of Operations which are not historical facts are forward-looking statements such as statements relating to future operating results, existing and expected competition, financing and refinancing sources and availability and plans for future development or expansion activities and capital expenditures. Such forward-looking statements involve a number of risks and uncertainties that may significantly affect our liquidity and results in the future and, accordingly, actual results may differ materially from those expressed in any forward-looking statements. Such risks and uncertainties include, but are not limited to, those related to effects of competition, leverage and debt service financing and refinancing efforts, general economic conditions, changes in laws and regulations, and risks related to merger and acquisition activities. The following discussion and analysis should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this report.

Overview

The Company was incorporated on January 5, 1970 under the laws of the State of Delaware as Modulated Building Systems, Inc. On April 17, 1972, the Company amended its name to Federal Mortgage Corporation of Puerto Rico, Inc. On July 15, 2003, the Company's charter was renewed retroactively back to February 24, 1976, the date of expiration of the charter. Management's plan is to start a new business or seek a business combination. The Company is not limited to any operation or geographic area in seeking out opportunities.

Results of Operations

The Company generated no revenues during the quarter ended June 30, 2004, and management does not anticipate any revenues until following the conclusion of a merger or acquisition, if any, as contemplated by the Company's business plan.

The Company has no capital. The Company anticipates operational costs will be limited until such time as significant evaluation work is undertaken regarding prospective mergers or acquisitions.

At June 30, 2004, the Company had no material commitments for capital expenditures.

                        PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

         None.

Item 2.  Changes in Securities

         None.

Item 3.  Defaults upon Senior Securities

         None.

Item 4.  Submission of Matters to a Vote of Security Holders

         None.

Item 5.  Other Information

         None.

Item 6.  Exhibits and Reports on Form 8-K

         (a) Exhibits:

              31.1   Certification of Chief      Filed herewith
                     Executive Officer           electronically
                     Pursuant to Section 302
                     of the Sarbanes-Oxley Act
                     of 2002

              31.2   Certification of Chief      Filed herewith
                     Financial Officer           electronically
                     Pursuant to Section 302
                     of the Sarbanes-Oxley Act
                     of 2002

              32.1   Certification of Chief      Filed herewith
                     Executive Officer Pursuant electronically to 18 U.S.C. Section 1350

              32.2   Certification of Chief      Filed herewith
                     Financial Officer Pursuant electronically to 18 U.S.C. Section 1350


         (b) Reports on Form 8-K.  None.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this quarterly report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  FEDERAL MORTGAGE CORPORATION OF
                                  PUERTO RICO, INC.


                                  By: /s/ Peter Porath
                                      Peter Porath, President, Chief
                                      Executive Officer

Date:  August 18, 2004


                                  By: /s/ Michael Schumacher
                                      Michael Schumacher, Treasurer,
                                      Secretary and Chief Financial Officer

Date:  August 18, 2004