Form 10QSB
period 2004-09-30
FEDERAL MORTGAGE CORP OF PUERTO RICO
filed 2004-11-12
CIK 34884

U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                 FORM 10-QSB



            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934



               For the quarterly period ended September 30, 2004


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

                            Yes [X]     No [ ]

As of September 30, 2004, the Registrant had 10,000,000 shares of common stock, $.001 par value per share, outstanding.

Transitional Small Business Disclosure Format (check one):  Yes [ ]  No [X]









                                     INDEX



                                                                Page
                                                               Number
                                                               ------

Part I.  Financial Information

     Item I.  Financial Statements

              Balance Sheets as of September 30, 2004
              (unaudited) and March 31, 2004                      2

              Statements of Operations, Three Months
              Ended September 30, 2004 and 2003 (Unaudited)       3

              Statements of Operations, Six Months
              Ended September 30, 2004 and 2003 (unaudited)       4

              Statements of Cash Flows, Six Months
              Ended September 30, 2004 and 2003 (unaudited)       5

              Notes to Financial Statements                       6

     Item 2.  Management's Discussion and Analysis of
              Financial Conditions and Results of
              Operations                                          7

Part II.  Other Information                                       8

               FEDERAL MORTGAGE CORPORATION OF PUERTO RICO, INC.
                        (A Development Stage Company)
                                BALANCE SHEETS

                                   ASSETS

                                                September 30,     March 31,
                                                    2004            2004
                                                -------------   -----------
                                                 (Unaudited)    (See Note 1)

Current Assets
  Cash                                                8,423          20,640
                                                -----------      ----------
  Total Assets                                  $     8,423      $   20,640
                                                ===========      ==========



                     LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current Liabilities:
  Accounts payable and accrued liabilities              548           1,314
                                                -----------      ----------
  Total Current Liabilities                             548           1,314
                                                -----------      ----------

Stockholders' (Deficit):
Common Stock, $.001 par value,
     100,000,000 shares authorized
     10,000,000 shares issued and
     outstanding                                     10,000          10,000
Additional paid-in capital                          522,500         522,500
Accumulated (deficit)                              (502,500)       (502,500)
Accumulated (deficit) during development stage      (22,125)        (10,674)
                                                -----------      ----------
Total Stockholders' (Deficit)                         7,875          19,326
                                                -----------      ----------
Total Liabilities and Stockholders' (Deficit)   $     8,423      $   20,640
                                                ===========      ==========
















The accompanying notes are an integral part of the financial statements.

                 FEDERAL MORTGAGE CORPORATION OF PUERTO RICO, INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                              Three Months Ended
                                         September 30,   September 30,
                                             2004            2003
                                         -------------   -------------

Revenues                                 $         -     $         -
                                         -----------     -----------

Operating Expenses
   Accounting and auditing                     1,530               -
   Other                                           -             389
                                         -----------     -----------

Total Operating Expenses                       1,530             389
                                         -----------     -----------

Net (Loss)                               $    (1,530)           (389)
                                         -----------     -----------

Per Share                                $       nil     $       nil
                                         ===========     ===========

Weighted Average Number of Shares
 Outstanding                              10,000,000      10,000,000
                                         ===========     ===========

























The accompanying notes are an integral part of the financial statements.

                 FEDERAL MORTGAGE CORPORATION OF PUERTO RICO, INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                             For the Period
                                                           From July 15, 2003
                                                            (date of charter
                                   Six Months Ended         renewal) through
                              September 30, September 30,     September 30,
                                    2004           2003            2004
                              ------------   -----------    ----------------

Revenues                      $          -   $         -    $              -
                              ------------   -----------    ----------------

Operating Expenses
   Accounting and auditing           6,110             -              13,490
   Professional fees                 5,128             -               7,128
   Other                               213           389               1,507
                              ------------   -----------    ----------------
Total Operating Expenses            11,451           389              22,125
                              ------------   -----------    ----------------

Net (Loss)                    $    (11,451)         (389)            (22,125)
                              ------------   -----------    ----------------

Per Share                     $        nil   $       nil    $            nil
                              ============   ===========    ================

Weighted Average Number of
 Shares Outstanding             10,000,000    10,000,000          10,000,000
                              ============   ===========    ================




















The accompanying notes are an integral part of the financial statements.

                 FEDERAL MORTGAGE CORPORATION OF PUERTO RICO, INC.
                         (A Development Stage Company)
                           STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                              For the Period
                                                            From July 15, 2003
                                                             (date of charter
                                    Six Months Ended         renewal) through
                               September 30, September 30,     September 30,
                                   2004          2003              2004
                               ------------  -------------  -----------------

Cash Flows from Operating
 Activities:
  Net (loss)                       $  (11,451)  $      (389)   $    (22,125)
  Adjustment to reconcile net
   (loss) to net cash provided
    by operating activities:
     Increase (decrease) in
      Accounts payable                   (766)          389             548
                                   ----------    ----------     -----------
Net Cash (Used in) Operating
 Activities                           (12,217)            -         (21,577)
                                   ----------    ----------     -----------

Cash Flows from Investing
 Activities                                 -             -               -
                                   ----------    ----------     -----------
Cash Flows from Financing
 Activities
   Stock issued                             -         5,000          30,000
                                   ----------    ----------     -----------
Net Cash Provided by Investing
 Activities                                 -         5,000          30,000
                                   ----------    ----------     -----------

Increase (Decrease) in Cash           (12,217)        5,000           8,423

Cash, Beginning of Period              20,640             -               -
                                   ----------    ----------     -----------
Cash, End of Period                $    8,423    $    5,000     $     8,423
                                   ==========    ==========     ===========
Interest Paid                      $        -    $        -     $         -
                                   ==========    ==========     ===========
Income Taxes Paid                  $        -    $        -     $         -
                                   ==========    ==========     ===========









The accompanying notes are an integral part of the financial statements.

               FEDERAL MORTGAGE CORPORATION OF PUERTO RICO, INC.
                        (A Development Stage Company)
                        NOTES TO FINANCIAL STATEMENTS
                        September 30, 2004 (Unaudited)

(1)   Unaudited Financial Statements

The balance sheet as of September 30, 2004, the statements of operations and the statements of cash flows for the six month periods ended September 30, 2004 and 2003, have been prepared by Federal Mortgage Corporation of Puerto Rico, Inc. (Company) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures, normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted as allowed by such rules and regulations, and the Company believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in financial position at September 30, 2004 and for all periods presented, have been made.

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

In view of these matters, realization of certain of the assets in the accompanying balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to meet its financial requirements, raise additional capital, and the success of its future operations. The Company is a 90% owned subsidiary of Pride Equities, Inc.

Management has opted to resume the filing of Securities and Exchange Commission (SEC) reporting documentation and then to seek a business combination. Management believes that this plan provides an opportunity for the Company to continue as a going concern.

                                    ITEM 2
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS

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

Overview

The Company was incorporated on January 5, 1970 under the laws of the State of Delaware as Modulated Building Systems, Inc. On April 17, 1972, the Company amended its name to Federal Mortgage Corporation of Puerto Rico, Inc. On July 15, 2003, the Company's charter was renewed retroactively back to February 24, 1976, the date of expiration of the charter. The Company is a 90% owned company of Pride Equities, Inc. Management's plan is to start a new business or seek a business combination. The Company is not limited to any operation or geographic area in seeking out opportunities.

Results of Operations

The Company generated no revenues during the quarter ended September 30, 2004, and management does not anticipate any revenues until following the conclusion of a merger or acquisition, if any, as contemplated by the Company's business plan.

The Company has no capital. The Company anticipates operational costs will be limited until such time as significant evaluation work is undertaken regarding prospective mergers or acquisitions.

At September 30, 2004, the Company had no material commitments for capital expenditures.

                                    ITEM 3
                            CONTROLS AND PROCEDURES

     As of September 30, 2004, under the supervision and with the participation of the Company's Chief Executive Officer and the Principal Financial Officer, management has evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Principal Financial Officer concluded that the Company's disclosure controls and procedures were effective as of September 30, 2004. There were no significant changes in internal control over financial reporting that occurred during the fiscal quarter covered by this report that have materially affected, or are reasonably likely to affect, the Company's internal control over financial reporting.

                         PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

         None.

Item 2.  Changes in Securities

         None.

Item 3.  Defaults upon Senior Securities

         None.

Item 4.  Submission of Matters to a Vote of Security Holders

         None.

Item 5.  Other Information

         None.

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits.

         31.1   Certification of Chief Executive      Filed herewith
                Officer pursuant to Section 302 of    electronically
                the Sarbanes-Oxley Act of 2002

         31. 2  Certification of Chief Financial      Filed herewith
                Officer pursuant to Section 302 of    electronically
                the Sarbanes-Oxley Act of 2002

         32.1   Certification of Chief Executive      Filed herewith
                Officer pursuant to 18 U.S.C.         electronically
                Section 1350

         32.2   Certification of Chief Financial      Filed herewith
                Officer pursuant to 18 U.S.C.         electronically
                Section 1350

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

Date:  November 12, 2004




                                    By: /s/ Michael Schumacher
                                        Michael Schumacher, Treasurer,
                                        Secretary and Chief Financial Officer

Date:  November 12, 2004