Form 10QSB
period 2004-12-31
FEDERAL MORTGAGE CORP OF PUERTO RICO
filed 2005-02-16
CIK 34884

U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                 FORM 10-QSB



            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934



               For the quarterly period ended December 31, 2004


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

                            Yes [X]     No [ ]

As of February 9, 2005, the Registrant had 10,000,000 shares of common stock, $.001 par value per share, outstanding.

Transitional Small Business Disclosure Format (check one):  Yes [ ]  No [X]









                                     INDEX



                                                                Page
                                                               Number
                                                               ------

Part I.  Financial Information

     Item I.  Financial Statements

              Balance Sheets as of December 31, 2004
              (unaudited) and March 31, 2004                      3

              Statements of Operations, Three Months
              Ended December 31, 2004 and 2003 (Unaudited)        4

              Statements of Operations, Nine Months
              Ended December 31, 2004 and 2003 (unaudited)        5

              Statements of Cash Flows, Nine Months
              Ended December 31, 2004 and 2003 (unaudited)        6

              Notes to Financial Statements                       7

     Item 2.  Management's Discussion and Analysis of
              Financial Conditions and Results of
              Operations                                          8

     Item 3.  Controls and Procedures                             8

Part II.  Other Information                                       9

Signatures                                                       10

               FEDERAL MORTGAGE CORPORATION OF PUERTO RICO, INC.
                        (A Development Stage Company)
                                BALANCE SHEETS

                                   ASSETS

                                                December 31,     March 31,
                                                    2004            2004
                                                -------------   -----------
                                                 (Unaudited)    (See Note 1)

Current Assets
  Cash                                                7,129          20,640
                                                -----------      ----------
  Total Assets                                  $     7,129      $   20,640
                                                ===========      ==========



                     LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current Liabilities:
  Accounts payable and accrued liabilities              932           1,314
                                                -----------      ----------
  Total Current Liabilities                             932           1,314
                                                -----------      ----------

Stockholders' (Deficit):
Common Stock, $.001 par value,
     100,000,000 shares authorized
     10,000,000 shares issued and
     outstanding                                     10,000          10,000
Additional paid-in capital                          522,500         522,500
Accumulated (deficit)                              (502,500)       (502,500)
Accumulated (deficit) during development stage      (23,803)        (10,674)
                                                -----------      ----------
Total Stockholders' (Deficit)                         6,197          19,326
                                                -----------      ----------
Total Liabilities and Stockholders' (Deficit)   $     7,129      $   20,640
                                                ===========      ==========
















The accompanying notes are an integral part of the financial statements.

                 FEDERAL MORTGAGE CORPORATION OF PUERTO RICO, INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                              Three Months Ended
                                         December 31,   December 31,
                                             2004            2003
                                         -------------   -------------

Revenues                                 $         -     $         -
                                         -----------     -----------

Operating Expenses
   Accounting and auditing                     1,340               -
   Professional fees                              75           2,000
   Other                                         263              20
                                         -----------     -----------

Total Operating Expenses                       1,678           2,020
                                         -----------     -----------

Net (Loss)                               $    (1,678)         (2,020)
                                         -----------     -----------

Per Share                                $       nil     $       nil
                                         ===========     ===========

Weighted Average Number of Shares
 Outstanding                              10,000,000      10,000,000
                                         ===========     ===========

























The accompanying notes are an integral part of the financial statements.

                 FEDERAL MORTGAGE CORPORATION OF PUERTO RICO, INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                             For the Period
                                                           From July 15, 2003
                                                            (date of charter
                                  Nine Months Ended         renewal) through
                              December 31,  December 31,     December 31,
                                    2004           2003            2004
                              ------------   -----------    ----------------

Revenues                      $          -   $         -    $              -
                              ------------   -----------    ----------------

Operating Expenses
   Accounting and auditing           7,450             -              14,830
   Professional fees                 5,203         2,000               7,203
   Other                               476           409               1,770
                              ------------   -----------    ----------------
Total Operating Expenses            13,129         2,409              23,803
                              ------------   -----------    ----------------

Net (Loss)                    $    (13,129)       (2,409)            (23,803)
                              ------------   -----------    ----------------

Per Share                     $        nil   $       nil    $            nil
                              ============   ===========    ================

Weighted Average Number of
 Shares Outstanding             10,000,000    10,000,000          10,000,000
                              ============   ===========    ================




















The accompanying notes are an integral part of the financial statements.

                 FEDERAL MORTGAGE CORPORATION OF PUERTO RICO, INC.
                         (A Development Stage Company)
                           STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                              For the Period
                                                            From July 15, 2003
                                                             (date of charter
                                    Nine Months Ended         renewal) through
                               December 31,   December 31,     December 31,
                                   2004           2003             2004
                               ------------  -------------  -----------------

Cash Flows from Operating
 Activities:
  Net (loss)                       $  (13,129)  $    (2,409)   $    (23,803)
  Adjustment to reconcile net
   (loss) to net cash provided
    by operating activities:
     Increase (decrease) in
      Accounts payable                   (382)          389             932
                                   ----------    ----------     -----------
Net Cash (Used in) Operating
 Activities                           (13,511)       (2,020)        (22,871)
                                   ----------    ----------     -----------

Cash Flows from Investing
 Activities                                 -             -               -
                                   ----------    ----------     -----------
Cash Flows from Financing
 Activities
   Stock issued                             -        30,000          30,000
                                   ----------    ----------     -----------
Net Cash Provided by Investing
 Activities                                 -        30,000          30,000
                                   ----------    ----------     -----------

Increase (Decrease) in Cash           (13,511)       27,980           7,129

Cash, Beginning of Period              20,640             -               -
                                   ----------    ----------     -----------
Cash, End of Period                $    7,129    $   27,980     $     7,129
                                   ==========    ==========     ===========
Interest Paid                      $        -    $        -     $         -
                                   ==========    ==========     ===========
Income Taxes Paid                  $        -    $        -     $         -
                                   ==========    ==========     ===========









The accompanying notes are an integral part of the financial statements.

               FEDERAL MORTGAGE CORPORATION OF PUERTO RICO, INC.
                        (A Development Stage Company)
                        NOTES TO FINANCIAL STATEMENTS
                        December 31, 2004 (Unaudited)

(1)   Unaudited Financial Statements

The balance sheet as of December 31, 2004, the statements of operations and the statements of cash flows for the nine month periods ended December 31, 2004 and 2003, have been prepared by Federal Mortgage Corporation of Puerto Rico, Inc. (Company) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures, normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted as allowed by such rules and regulations, and the Company believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in financial position at December 31, 2004 and for all periods presented, have been made.

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

Results of Operations

The Company generated no revenues during the quarter ended December 31, 2004, and management does not anticipate any revenues until following the conclusion of a merger or acquisition, if any, as contemplated by the Company's business plan.

The Company has no capital. The Company anticipates operational costs will be limited until such time as significant evaluation work is undertaken regarding prospective mergers or acquisitions.

At December 31, 2004, the Company had no material commitments for capital expenditures.

                                    ITEM 3
                            CONTROLS AND PROCEDURES

     As of December 31, 2004, under the supervision and with the participation of the Company's Chief Executive Officer and the Principal Financial Officer, management has evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Principal Financial Officer concluded that the Company's disclosure controls and procedures were effective as of December 31, 2004. There were no significant changes in internal control over financial reporting that occurred during the fiscal quarter covered by this report that have materially affected, or are reasonably likely to affect, the Company's internal control over financial reporting.

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

         None.

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits.

         31.1   Certification of Chief Executive      Filed herewith
                Officer pursuant to Section 302 of    electronically
                the Sarbanes-Oxley Act of 2002

         31.2   Certification of Chief Financial      Filed herewith
                Officer pursuant to Section 302 of    electronically
                the Sarbanes-Oxley Act of 2002

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

Date:  February 9, 2005




                                    By: /s/ Michael Schumacher
                                        Michael Schumacher, Treasurer,
                                        Secretary and Chief Financial Officer

Date:  February 9, 2005