Form 10KSB
period 2005-03-31
FEDERAL MORTGAGE CORP OF PUERTO RICO
filed 2005-07-14
CIK 34884

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended - March 31, 2005
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

                      (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
                       100,000,000 as of March 31, 2005.

  Transitional Small Business Disclosure Format (Check one):   Yes [ ]; No [X]

                                     PART I

ITEM 1.  BUSINESS

Federal Mortgage Corporation of Puerto Rico, Inc. (the "Company") was incorporated on January 5, 1970, under the laws of the State of Delaware as
Modulated Building Systems, Inc., to conduct and carry on the business of builders and contractors for the purpose of building, erecting, altering, repairing, wrecking, dig or any other work in connection with any and all classes of building and improvement of any kind and nature whatsoever; to design, draw, and prepare plans, specifications and estimates for and to supervise, bid upon, enter into, and execute contracts for the construction and alteration of buildings, structures, houses, piers, wharves, canals, docks, slips, dams, bridges, viaducts, railroads, railways, right-of-ways, cut, fills, roads, avenues, streets, fortifications, conduits, pipe lines, electric or other transmission lines, subways, tunnels, foundations, mines, shafts, wells, walls, waterways, manufactories, plans, machinery, drainage, irrigation, and sewage disposal systems and any other engineering or construction project or enterprise of any nature whatsoever; to carry on and conduct any and every kind of general contracting construction, and engineering business; to carry on the trade or business of manufacturing, producing, adapting, preparing, buying, selling, and otherwise dealing in any and all kinds of furniture and supplies, and to manufacture, produce, purchase, adapt, prepare, use, sell, or otherwise deal in any materials, articles, or things required for, in connection with, or incidental to, the manufacture, use, purchase, and sale of, or other, dealing in any and all kinds of furniture and supplies, and generally to carry on any other manufacturing business which can conveniently be carried on in conjunction with any of the matters aforesaid; to engage in and carry on the business of acquiring, owning, buying, selling, leasing, mortgaging, exchanging, manufacturing, distributing, marketing, or otherwise dealing in timber, lumber, and the various products thereof; to conduct logging operations and operate mills for the manufacture of lumber and products thereof; to acquire, erect, maintain, and operate mill privileges, water rights, mills and other buildings, machinery, and all appliances; to carry on in any capacity any business appertaining to, or which, in the judgment of the Company, may at any time be convenient; to acquire, by purchase, lease, or otherwise, and to own, mortgage, equip, maintain, and operate woodworking plants, sash and door factories, sawmills, planning mills, lumber yards, and other works, plants, machinery, and equipment for the manufacture and sale of sash, doors, frames, moulding, millwork, and lumber of all description; to produce, manufacture, glaze, paint, and otherwise prepare for use, market and sale, and to sell and otherwise dispose of any and all products and articles made wholly or partly of wood or similar material; to engage in and transact a general lumber and mill business in any and all its branches; to deal in with lumber, timber, wood and products of any and all kinds, and in any and all forms; and to manufacture, purchase, or otherwise acquire, and to sell, and otherwise deal in and with flooring, shingles, laths, staves, boxes, barrels, and other articles and things made in whole or in part of wood, and contractors' and builders' supplies of every kind and nature; and to engage in any lawful act of activity for which corporations may be organized under the General Corporation Law of Delaware. On April 17, 1972, the Company amended its name to Federal Mortgage Corporation of Puerto Rico, Inc. The Company conducted mortgage-banking business in Puerto Rico, Florida and Minnesota. The Company actively engaged in the placement of commercial and residential project loans through its lending sources and at the same time retained servicing of a major portion of these loans for the lenders. The Company decided, because of market conditions, to discontinue operations in the early part of 1975, at which time it disposed of all of its assets and resolved all of its liabilities. No further business was engaged in by the Company since the disposition of its assets in 1975. On July 15, 2003, the Company's charter was renewed retroactively back to February 24, 1976, the date of the expiration of the charter. Its purpose is to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions. The Company had been in the developmental stage and had no operations since the renewal of its charter. Effective March 31, 2005, the Company acquired Pride Lending, Inc. in exchange for 90,000,000 shares of its common stock. Further references to the Company include the subsidiary, Pride Lending, Inc. The Board of Directors of the Company has elected to acquire Pride Lending, Inc. and therefore be in the lending business as described below under "BUSINESS OF ISSUER". The Company may make additional acquisitions if opportunities are available. The Company is not pursuing any such opportunities at this time.

The Company's business is subject to numerous risk factors, including the following:

              BUSINESS OF ISSUER: PRINCIPAL PRODUCTS AND SERVICES

Federal Mortgage Corporation of Puerto Rico is a holding company and has no business operations. Its wholly owned subsidiary, Pride Lending, Inc., is in the lending business. The Company's source of revenue is from interest on mortgage and other notes receivable.

ACQUISITION OF OPPORTUNITIES

While the Company has now become engaged in the lending business, it may choose to make further acquisitions for business expansion if opportunities arise. In implementing a structure for a particular business acquisition, the Company may become a party to a merger, consolidation, reorganization, joint venture, or licensing agreement with another corporation or entity. It may also acquire stock or assets of an existing business. On the consummation of a transaction, it is probable that the present management and shareholders of the Company will no longer be in control of the Company. In addition, the Company's directors may, as part of the terms of the acquisition transaction, resign and be replaced by new directors without a vote of the Company's shareholders or may sell their stock in the Company. Any and all such sales will only be made in compliance with the securities laws of the United States and any applicable state.

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

COMPETITION

The Company will remain an insignificant participant among the firms which engage in the lending business and in the acquisition of business opportunities. There are many established venture capital and financial concerns which have significantly greater financial and personnel resources and technical expertise than the Company. In view of the Company's combined limited financial resources and limited management availability, the Company will continue to be at a significant competitive disadvantage compared to the Company's competitors.

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

(b) Holders.

As of March 31, 2005, there were fifty-three (53) holders of the Company's Common Stock. One of the shareholders holds 302,178 shares in one certificate for the benefit of approximately 800 shareholders.

(c) Dividends.

Except for the special dividend paid by Pride Lending, Inc. to its parent company prior to the acquisition, Federal Mortgage Corporation of Puerto Rico has not paid a cash dividend on its Common Stock during the years ended March 31, 2005 and 2004, and has no present intention to declare or pay cash dividends on the Common Stock in the foreseeable future. The Company intends to retain any earnings, which it may realize in the foreseeable future to finance its operations. Future dividends, if any, will depend on earnings, financing requirements and other factors.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITIONS.

The following discussion should be read in conjunction with the information contained in the financial statements of the Company and the Notes thereto appearing elsewhere herein.

Year Ended March 31, 2005

Revenue for the year ended March 31, 2005 was approximately $42,000 as compared to revenue of approximately $65,000 for the year ended March 31, 2004, a decrease of approximately $23,000. This decrease was principally the result of the reduction in interest income due to the collection of mortgage notes receivable. The average revenue per month for the year ended March 31, 2005 was approximately $3,500 as compared to approximately $5,400 per month for the year ended March 31, 2004, a decrease of $1,900 per month.

Operating expenses were approximately $20,000 during the year ended March 31, 2005, and approximately $27,000 during the year ended March 31, 2004, a decrease of approximately $7,000. The average per month decreased from approximately $2,300 to $1,700, a decrease of approximately $600 per month. The decrease in operating expenses was primarily the result in the decrease in officer's compensation to the Company's President and the decrease in professional fees and other administrative costs.

Net income after provision for income taxes decreased from approximately $31,000 during the year ended March 31, 2004 to approximately $18,000 during the year ended March 31, 2005, a decrease of approximately $13,000, or approximately $1,100 per month.

Year Ended March 31, 2004

Revenue for the year ended March 31, 2004 was approximately $65,000 as compared to approximately $62,000 for the year ended March 31, 2003, an increase of approximately $3,000. This increase was principally the result of additional interest from mortgage notes receivable.

Operating expenses were approximately $27,000 during the year ended March 31, 2004, and approximately $23,000 during the year ended March 31, 2003, an increase of approximately $4,000. The average per month increased from approximately $1,900 to $2,300, an increase of approximately $400 per month.

Net income after provision for income taxes decreased from approximately $32,000 during the year ended March 31, 2003 to approximately $31,000 during the year ended March 31, 2004, a decrease of approximately $1,000, or approximately $80 per month.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2004, the Company had cash of approximately $22,000. The Company's current assets were approximately $615,000 at March 31, 2004 and its current liabilities totaled approximately $0, resulting in net working capital of approximately $615,000, a current ratio of approximately 100 to one.

At March 31, 2005, the Company had cash of approximately $15,000. The Company's current assets were approximately $85,000 at March 31, 2005 and its current liabilities totaled approximately $2,000, resulting in net working capital of approximately $83,000, a current ratio of approximately 40.1 to one. Working capital decreased by approximately $532,000 from March 31, 2004 to March 31, 2005.

The Company's assets decreased from approximately $1,149,000 at March 31, 2004 to approximately $309,000 at March 31, 2005, a decrease of approximately $840,000. This net decrease was comprised principally of a dividend distribution paid to Pride Lending, Inc.'s former parent company.

The Company's liabilities increased from approximately $0 at March 31, 2004 to approximately $2,000 at March 31, 2005, an increase of $2,000.

The Company's business is not subject to seasonality or any weather seasonality conditions. The Company knows of no trends, events or uncertainties that have, or are reasonable likely to have, a material impact on the Company's short-term or long-term liquidity.

ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Please see pages F-1 through F-10.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

OFFICERS AND DIRECTORS

The following table sets forth certain information concerning each of the Company's directors and executive officers:

NAME                    AGE      POSITION

Michael Schumacher      56       President, Treasurer, Director, Chief Executive
                                    Officer and Chief Financial Officer

Peter Porath            73       Vice-President and Director

George A. Powell        79       Secretary and Director

MICHAEL SCHUMACHER. Michael Schumacher was Treasurer, Secretary and a Director of the Company since July 2003, and effective March 31, 2005 became President. Mr. Schumacher was President and Chairman of the Board of Prime Rate Income and Dividend Enterprises, Inc., a public company, until December 2002. Mr. Schumacher was a director and officer of Sun Vacation Properties Corporation (formerly Commonwealth Equities, Inc.), a public company, from November 2000 until February 2001, and a director and officer of Vacation Ownership Marketing, Inc., a public company) from May 2000 until August 2001. He was also, from June 2003 to May 31, 2005, a Vice-President and Director of National Superstars, Inc, an inactive pubic company until May 31, 2005. Effective May 31, 2005, National Superstars, Inc. completed a business combination with MSO Holdings, Inc. resulting in a change in control of National Superstars, Inc. Since January 2005, he has been President, Treasurer, CFO and a director of Springfield Financial, Inc., an inactive public company. Also since January 2005, Michael Schumacher has been President, Treasurer, Chief Financial Officer and a Director of Marwich II, Ltd., an inactive public company. Since March 2005, he has been Secretary, Treasurer and a director of American Telstar, Inc., an inactive public company. Mr. Schumacher is President, Chairman of the Board, and controlling shareholder of Pride, Inc. and its wholly-owned subsidiaries, including Pride Equities, Inc. Pride, Inc. and its subsidiaries are primarily in the real estate investment business. Mr. Schumacher is President and Treasurer of Birch Branch, Inc., a real estate investment company. Mr. Schumacher is also a Director and President of Schumacher & Associates, Inc., a certified public accounting firm located in Denver, Colorado that provides audit services, principally to public companies on a national basis throughout the U.S.A. Mr. Schumacher is a Certified Public Accountant, Certified Management Accountant and an Accredited Financial Planning Specialist. Mr. Schumacher has a Bachelor of the Sciences Degree in Business Administration with a major in accounting from the University of Nebraska at Kearney and a Masters in Business Administration from the University of Colorado.

PETER PORATH. Peter Porath was President and a director of the Company since July 2003, and effective March 31, 2005, became Vice-President, rather than President. Since October 2004, Peter Porath has been Vice-President and a director of Marwich II, Ltd., an inactive public company. He has also, since June 2003, been a President and Director of National Superstars, Inc, an inactive pubic company until May 31, 2005. Effective May 31, 2005, National Superstars, Inc. completed a business combination with MSO Holdings, Inc. resulting in a change in control of National Superstars, Inc. Since January 2005, he has been Vice-President and a director of Springfield Financial, Inc., an inactive public company. Since March 2005, he has been Vice-President and a director of American Telstar, Inc., an inactive public company. Mr. Porath was a director of Sun Vacation Properties Corporation (formerly Commonwealth Equities, Inc.), a public company, and was President from November 2000 until February 2001. Mr. Porath was a director and president of Vacation Ownership Marketing, Inc., (a public company) from May 2000 until August 2001. Mr. Porath was a director for Plants For Tomorrow, an environmental mitigation concern through the years from 1989-1991. From 1990 through 2001, Mr. Porath, semi-retired operated a retail magic supply store in Fort Lauderdale, Florida, Merlin's Festival of Magic. From 1978 to 1979, Mr. Porath was executive vice-president and director of International Resort Properties, Inc., a timesharing company in Hillsboro Beach, Florida where he was responsible for the development of a 20-unit project. Prior to 1978, Mr. Porath was Vice President of Investment Corporation of Florida, a public company on the American Stock Exchange, and developer of Wellington and Palm Beach Polo, now a city of 40,000 people. Prior to this, Mr. Porath was President of San Andros, Inc., doing real estate workouts for the Bank of Virginia; Vice-President of Magnuson Corp., a real estate developer; Supervisor of Customer Service for General Development Corp., a New York Stock Exchange Company; and Assistant to the Vice-President of
Moody's Investors Service, Chicago, now a New York Stock Exchange Company. Mr. Porath attended Syracuse University in the U.S. Air Force Security Service and holds a Bachelor of the Arts Degree in English from Ripon College and a Juris Doctor from De Paul University in Chicago.

GEORGE A. POWELL. George A. Powell has been Secretary and a Director of the Company since March, 2005. Mr. Powell has been Secretary and a Director of Marwich II, Ltd. an inactive public company since October 2004. Mr. Powell has been a director, secretary and vice-president of PRIDE, Inc. Mr. Powell was previously, until September 22, 1999, a director, secretary and vice-president of Rocky Mountain Power Co., a public reporting company. Mr. Powell was previously, until November 12, 2002, a director, secretary and vice-president of Prime Rate Income & Dividend Enterprises, Inc. (PIDV). Mr. Powell is currently a director, secretary, and vice-president of Birch Branch, Inc. Mr. Powell was previously a director and president of Continental Investors Life, Inc., a public reporting insurance company. Since Mr. Powell's retirement from the insurance business in 1988, he has been self-employed as a business consultant.

SIGNIFICANT EMPLOYEES

The Company has no regular employees. Peter Porath and Michael Schumacher each devote approximately 5% of their time to the Company's business.

ITEM 10. EXECUTIVE COMPENSATION.

Presently, none of the Company's current officers or directors received any compensation for their respective services rendered unto the Company, other than Mr. Schumacher, whose compensation from Pride Lending, Inc. totaled $7,317 and $12,595 for the years ended March 31, 2005 and 2004, respectively. They all have agreed to act without compensation until authorized by the Board of Directors, which is not expected to occur until the Company has generated revenues from operations after consummation of a merger or acquisition. The Company currently has no funds available to pay officers or directors. Further, none of the officers or directors are accruing any compensation pursuant to any agreement with the Company.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

PRINCIPAL STOCKHOLDERS

The following table sets forth certain information as of March 31, 2005 regarding the beneficial ownership of the Company's Common Stock by (i) each stockholder known by the Company to be the beneficial owner of more than 5% of the Company's Common Stock, (ii) by each Director and executive officer of the Company and (iii) by all executive officer and Directors of the Company as a group. Each of the persons named in the table has sole voting and investment power with respect to Common Stock beneficially owned.

NAME AND ADDRESS                                   NUMBER OF         PERCENTAGE
                                                 SHARES OWNED         OF SHARES
                                                 OR CONTROLLED          OWNED


Peter Porath                                         484,919            0.48%
444 Park Forest Way
Wellington, FL 33414

Michael Schumacher
Beneficially through Pride Holdings, Inc.         90,000,000           90.00%
Beneficially through Pride Equities, Inc.          8,000,000            8.00%
2525 15th Street, Ste. 3H
Denver, Colorado 80211

George A. Powell                                     100,000            0.10%
7209 S. Garland Court
Littleton, Colorado 80128


All Officers and Directors as a Group             98,584,919           98.58%

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Effective July, 2003, Pride Equities, Inc. agreed to fund the Company with $30,000 in exchange for 8,000,000 shares of the Company's common stock. Effective March 31, 2005, the Company issued 90,000,000 shares of its common stock to Pride Holdings, Inc. in exchange for Pride Lending, Inc.

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

                          INDEX TO FINANCIAL STATEMENTS

                FEDERAL MORTGAGE CORPORATION OF PUERTO RICO, INC.
                -------------------------------------------------
                           AND CONSOLIDATED SUBSIDIARY
                           ---------------------------


                              FINANCIAL STATEMENTS

                                      with

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACOUNTING FIRM


    Report of Independent Registered Public Accounting Firm                F-2

    Consolidated Financial Statements:

             Consolidated Balance Sheets                                   F-3

             Consolidated Statements of Operations                         F-4

             Consolidated Statement of Changes in Stockholders' Equity     F-5

             Consolidated Statements of Cash Flows                         F-6

             Notes to Consolidated Financial Statements                    F-7

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
             -------------------------------------------------------

The Board of Directors
Federal Mortgage Corporation of Puerto Rico, Inc.
Wellington, Florida

We have audited the accompanying consolidated balance sheets of Federal Mortgage Corporation of Puerto Rico, Inc. and Consolidated Subsidiary as of March 31, 2005 and 2004, and the related statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above, present fairly, in all material respects, the financial position of Federal Mortgage Corporation of Puerto Rico, Inc. and Consolidated Subsidiary as of March 31, 2005 and 2004, and the results of its operations, changes in its stockholders' equity and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.




Miller and McCollom
Certified Public Accountants
4350 Wadsworth Blvd., Suite 300
Wheat Ridge, CO 80033

July 14, 2005


                FEDERAL MORTGAGE CORPORATION OF PUERTO RICO, INC.
                           AND CONSOLIDATED SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS
                                     ------


                                                              March 31,    March 31,
                                                                2005         2004
                                                             ----------   ----------
Current Assets:
  Cash                                                       $   14,967   $   21,884
  Mortgage notes receivable, current portion                     68,338      584,983
  Accrued interest receivable                                     2,108        7,804
                                                             ----------   ----------
Total Current Assets                                             85,413      614,671

Advances, related parties                                          --        133,656
Mortgage notes receivable, net of current portion               119,445      256,314
Note receivable                                                 104,242      144,063
                                                             ----------   ----------
TOTAL ASSETS                                                 $  309,100   $1,148,704
                                                             ==========   ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts payable                                           $    2,132   $     --
                                                             ----------   ----------
   Total Current Liabilities                                      2,132         --
                                                             ----------   ----------

TOTAL LIABILITIES                                                 2,132         --
                                                             ----------   ----------

Stockholders' Equity:
  Common stock, $.001 par value
   100,000,000 shares authorized,
   100,000,000 shares issued and outstanding                    100,000       90,000
  Additional Paid In Capital                                    206,968      942,301
  Retained earnings                                                --        116,403
                                                             ----------   ----------

TOTAL STOCKHOLDERS' EQUITY                                      306,968    1,148,704
                                                             ----------   ----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                   $  309,100   $1,148,704
                                                             ==========   ==========




The accompanying notes are an integral part of the financial statements.

                FEDERAL MORTGAGE CORPORATION OF PUERTO RICO, INC.
                           AND CONSOLIDATED SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS




                                               For the Year Ended March 31,
                                                   2005            2004
                                               -----------     -----------

Revenue
  Interest income                              $    42,079     $    57,725
  Other income                                        --             6,821
                                               -----------     -----------
                                                    42,079          64,546

Expenses:
  General and administrative                        12,604           9,962
  Officer's compensation                             7,317          12,595
  Administrative and other                             209           4,205
                                               -----------     -----------
                                                    20,130          26,762
                                               -----------     -----------
Net income before provision for income taxes        21,949          37,784

Provision for income taxes (Note 2):
  Current                                            4,061           6,990
                                               -----------     -----------
                                                     4,061           6,990
                                               -----------     -----------

Net Income                                     $    17,888     $    30,794
                                               ===========     ===========


Per Share                                      $       Nil     $       Nil
                                               ===========     ===========

Weighted Average Shares Outstanding             90,000,000      90,000,000
                                               ===========     ===========






The accompanying notes are an integral part of the financial statements.


                FEDERAL MORTGAGE CORPORATION OF PUERTO RICO, INC.
                           AND CONSOLIDATED SUBSIDIARY

            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
            For the Period from April 1, 2003 through March 31, 2005



                                       Additional
                                         Common        Stock        Paid-in        Retained
                                       No./Shares      Amount       Capital        Earnings        Total
                                      -----------   -----------   -----------    -----------    -----------
Balance at April 1, 2003               90,000,000   $    90,000   $   915,174    $    85,609    $ 1,090,783

Additional paid-in capital (Note 3)          --            --          27,127           --           27,127

Net income for the year ended
March 31, 2004                               --            --            --           30,794         30,794
                                      -----------   -----------   -----------    -----------    -----------

Balance at March 31, 2004              90,000,000        90,000       942,301        116,403      1,148,704

Recapitalization in connection with
reorganization (Note 1)                10,000,000        10,000        (2,871)          --            7,129

Additional paid-in capital (Note 3)          --            --          23,982           --           23,982


Dividend                                     --            --        (756,444)      (134,291)      (890,735)

Net income for the year ended
March 31, 2005                               --            --            --           17,888         17,888
                                      -----------   -----------   -----------    -----------    -----------

Balance at March 31, 2005             100,000,000   $   100,000   $   206,968    $      --      $   306,968
                                      ===========   ===========   ===========    ===========    ===========


The accompanying notes are an integral part of the financial statements.


                FEDERAL MORTGAGE CORPORATION OF PUERTO RICO, INC.
                           AND CONSOLIDATED SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                      For the Year Ended March 31,
                                                          2005            2004
                                                      ------------    ------------
Cash Flows from Operating Activities:
 Net Income                                           $     17,888    $     30,794
 Adjustment to reconcile net income
  to net cash provided by operating activities:
    Increase in accounts payable                             2,132            --
    Decrease in accrued interest receivable                  5,696           1,034
                                                      ------------    ------------


Net Cash Provided by Operating Activities                   25,716          31,828
                                                      ------------    ------------

Cash Flows from Investing Activities:
  Investment in mortgage notes receivable                     --          (418,970)
  Collection of mortgage notes receivable                  653,513         169,451
  Collection of note receivable                             39,822          19,020
                                                      ------------    ------------
Net Cash Provided by (Used in) Investing Activities        693,335        (230,499)
                                                      ------------    ------------

Cash Flows from Financing Activities:
  Additional paid-in capital                                31,111          27,128
  (Advances) repayments, related parties                  (757,079)         62,500
                                                      ------------    ------------

Net Cash Provided by (Used in) Financing Activities       (725,968)         89,628
                                                      ------------    ------------

Net (Decrease) in Cash                                      (6,917)       (109,043)

Cash, Beginning of Period                                   21,884         130,927
                                                      ------------    ------------
Cash, End of Period                                   $     14,967    $     21,884
                                                      ============    ============

Interest Paid                                         $       --      $       --
                                                      ============    ============

Income Taxes Paid                                     $       --      $       --
                                                      ============    ============



The accompanying notes are an integral part of the financial statements.

                FEDERAL MORTGAGE CORPORATION OF PUERTO RICO, INC.
                           AND CONSOLIDATED SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2005

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

Organization and Principles of Consolidation

The Company was incorporated on January 5, 1970 under the laws of the State of Delaware as Modulated Building Systems, Inc. On April 17, 1972, the Company amended its name to Federal Mortgage Corporation of Puerto Rico, Inc. On July 15, 2003, the Company's charter was renewed retroactively back to February 24, 1976, the date of expiration of the charter. Its wholly-owned subsidiary, Pride Lending, Inc. was organized on August 22, 2001 under the laws of the state of Colorado. The Company was formerly a wholly-owned subsidiary of Pride, Inc. (PRIDE). Effective March 31, 2005, the directors of PRIDE agreed to contribute the Company to Federal Mortgage Corporation of Puerto Rico, Inc. (FEDERAL), a related entity, in exchange for 90,000,000 shares of the common stock of FEDERAL. The transaction was treated as a reverse acquisition for accounting purposes, which is a capital transaction and not a business combination. The financial statements of the acquired subsidiary are presented for periods prior to the acquisition.

The consolidated financial statements include the accounts of the companies listed above. All intercompany account balances have been eliminated in the consolidation.

Description of business

The Company is principally in the investment business. The Company principally invests in real estate mortgage loans.

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

Investment in Mortgage Notes Receivable and Investment in Note Receivable

The Company's investment in mortgage notes receivable consists principally of notes receivable collateralized by mortgages and are carried at the amortized principal balance. The Company's investment in a note receivable is collateralized by various assets. Management believes there is no impairment in value of the mortgage notes receivable and its investment in note receivable and therefore has provided no allowance for uncollectible notes. Management's policy with respect to impairment determination is to review the carrying values periodically, and at least quarterly to determine if there is any impairment. Management believes that the underlying collateral on its mortgage notes receivable and on its note receivable are sufficient to facilitate collection of the mortgage notes receivables.

Revenue Recognition Policy

The Company recognizes interest income from mortgage notes receivable and investment in note receivable on a daily pro-rata basis.

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

Concentration of Credit Risk

The Company's material concentration of credit risk consists principally of investments in mortgage notes receivable and investment in note receivable. The Company's investments in mortgage notes receivable are collateralized principally by first or second deeds of trust on real estate located primarily in Colorado and Arizona. At March 31, 2005, the Company had five mortgage notes receivable from one individual totaling approximately $145,562. The weighted average interest rate on mortgagee notes receivable is approximately 8% per annum with monthly repayment terms being amortized over periods up to twenty years. The interest rate on the note receivable is 2% above prime rate.

Additional financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of temporary cash investments. The Company places its temporary cash investments with financial institutions. As of March 31, 2005, the Company had no concentration of credit risk in its cash investments since it had no temporary cash investments in bank accounts in excess of the FDIC insured amounts.

Recent Accounting Pronouncements

There were various accounting standards and interpretations issued during 2005 and 2004, none of which are expected to have a material impact on the Company's consolidated financial position, operations, or cash flows.

Income Taxes

The Company files tax returns on a consolidated basis with its parent company and affiliates. As such, surtax exemptions are allocated to various entities on a pro rata basis.

Other

The Company has selected March 31 as its fiscal year end.

No advertising expense has been incurred.

The Company has not entered into any leases.

All of the Company's assets are located in the United States.

Note 2 - Income Taxes

The provision for federal and state income taxes consisted of the following components:

The reconciliation of income tax (benefit) computed at the federal statutory rate to income tax expense (benefit) is as follows:

                                            Year Ended March 31,
                                              2005        2004
                                            --------    --------
         Expected income tax                $  8,231    $ 14,169
         Graduated tax brackets               (4,938)     (8,501)
         State tax net of federal benefit        768       1,322
                                            --------    --------
                                            $  4,061    $  6,990
                                            ========    ========

The reconciliation of income tax (benefit) computed at the federal statutory rate to income tax expense (benefit) for all periods presented is as follows:

         Tax at Federal statutory rate                   15.00%
         State tax net of Federal benefit                 3.50%
                                                 --------------
         Tax provision                                   18.50%

Note 3 - Common Stock

The Company was formerly a wholly owned subsidiary of Commonwealth Equities, Inc. (CEI). On January 27, 2003, prior to the change in control of CEI, 2,000,000 shares, representing 100% of the Company's issued and outstanding common stock, were assigned to a "Trustee of a nominee to be named". Pride Equities, Inc. owned 1,000,000 of these shares and was a 50% owner of the Company. Effective January 2004, the Company increased its authorized common stock from 2,000,000 shares to 100,000,000 shares and changed its par value from $.10 to $.001 per share. All references to common stock have been retroactively adjusted to give effect these changes. Also in January 2004, the Company issued 8,000,000 shares of its common stock to Pride Equities, Inc. in exchange for $30,000, which resulted in Pride Equities, Inc. becoming a 90% owner of the Company. Effective March 31, 2005, the Company issued 90,000,000 shares of its common stock in exchange for Pride Lending, Inc., previously a wholly-owned subsidiary of Pride Holdings, Inc. In addition, Pride Equities, Inc. returned 1,000,000 shares to the Company, and the Company reissued the shares to various individuals for services valued at $3,355. During the years ended March 31, 2005 and 2004, costs totaling $23,982 and $27,127 were paid on behalf of the Company by its parent company and is shown as contributed capital.

Note 4 - Related Party Transactions

Pride Equities, Inc. advanced a total of $30,000 to the Company during the year ended March 31, 2004. Such advances were converted to 8,000,000 shares of common stock as described in Note 3 above.

The Company issued 90,000,000 shares of its common stock to Pride Holdings, Inc. in exchange for Pride Lending, Inc., resulting in Pride, Inc. owning 98% of the Company through its subsidiaries.

The Company and certain related parties share common staff and operating expenses. Costs for these shared expenses were allocated to the various entities. Had the Company not shared staff and certain expenses with other related parties, the operating results may have been materially different.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FEDERAL MORTGAGE CORPORATION OF PUERTO RICO, INC.

Date:  July 14, 2005

By: /s/ Michael Schumacher
---------------------------------------------
Michael Schumacher
President, Chief Executive Officer, Treasurer
 and Chief Financial Officer



By: /s/ Peter Porath
---------------------------------------------
Peter Porath
Vice-President