Form 10QSB
period 2005-06-30
FEDERAL MORTGAGE CORP OF PUERTO RICO
filed 2005-08-15
CIK 34884

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                   FORM 10-QSB



             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934



                  For the quarterly period ended June 30, 2005


                          Commission File Number: 34884


                Federal Mortgage Corporation of Puerto Rico, Inc.
        ----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


           Delaware                                       02-0703753
-------------------------------                ---------------------------------
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

                            Yes X             No
                               ---              ---


As of June 30, 2005, the Registrant had 100,000,000 shares of common stock, $.001 par value per share, outstanding.

Transitional Small Business Disclosure Format (check one): Yes       No X
                                                              ---      ---

                                      INDEX
                                      -----

                                                                           Page
                                                                          Number
                                                                          ------

Part I.           Financial Information

         Item I.  Financial Statements

                   Balance Sheets as of June 30, 2005
                     (unaudited) and March 31, 2005                          2

                   Statements of Operations, Three Months
                     Ended June 30, 2005 and 2004 (unaudited)                3

                   Statements of Cash Flows, Three Months
                     Ended June 30, 2005 and 2004 (unaudited)                4

                   Notes to Financial Statements                             5

         Item 2.   Management's Discussion and Analysis of
                     Financial Conditions and Results of Operations          6

Part II.  Other Information                                                  8

                FEDERAL MORTGAGE CORPORATION OF PUERTO RICO, INC.

                                 BALANCE SHEETS

                                     ASSETS

                                                     June 30,      March 31,
                                                       2005          2005
                                                   (Unaudited)   (See Note 1)
                                                   -----------   -----------

Current Assets
  Cash                                                  32,583        14,967
  Mortgage notes receivable, current portion            27,148        68,338
  Accrued interest receivable                            3,109         2,108
                                                   -----------   -----------
Total current assets                                    62,840        85,413

Mortgage notes receivable, net of current
 portion                                               145,650       119,445
Note receivable                                        104,242       104,242
                                                   -----------   -----------
  Total Assets                                     $   312,732   $   309,100
                                                   ===========   ===========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts payable                                       3,117         2,132
  Accounts payable, related party                          131          --
  Accrued officer's compensation payable                   629          --
  Accrued income taxes payable                             349          --
                                                   -----------   -----------
  Total Current Liabilities                              4,226         2,132
                                                   -----------   -----------

Stockholders' Equity:
Common Stock, $.001 par value,
     100,000,000 shares authorized
     100,000,000 shares issued and
     outstanding                                       100,000       100,000
Additional paid-in capital                             206,968       206,968
Retained earnings                                        1,538          --
                                                   -----------   -----------
Total Stockholders' Equity                             308,506       306,968
                                                   -----------   -----------
Total Liabilities and Stockholders' Equity         $   312,732   $   309,100
                                                   ===========   ===========







The accompanying notes are an integral part of the financial statements.

                FEDERAL MORTGAGE CORPORATION OF PUERTO RICO, INC.

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                   Three Months Ended
                                                 June 30,       June 30,
                                                   2005           2004
                                               ------------   ------------
Revenue
  Interest income                              $      5,002   $     19,313
                                               ------------   ------------
                                                      5,002         19,313

Expenses
   General and administrative                         2,426         15,898
   Officer's compensation                               629            854
   Other                                                 60           --
                                               ------------   ------------
                                                      3,115         16,752
                                               ------------   ------------
Net income before provision for income taxes          1,887          2,561
                                               ------------   ------------
Provision for income taxes:
  Current                                               349            474
                                               ------------   ------------
                                                        349            474
                                               ------------   ------------
Net Income                                     $      1,538          2,087
                                               ------------   ------------

Per Share                                      $        nil   $        nil
                                               ============   ============

Weighted Average Shares Outstanding             100,000,000    100,000,000
                                               ============   ============







The accompanying notes are an integral part of the financial statements.

                FEDERAL MORTGAGE CORPORATION OF PUERTO RICO, INC.

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                       Three Months Ended
                                                     June 30,       June 30,
                                                       2005           2004
                                                   -----------    -----------
Cash Flows from Operating Activities:
  Net income                                       $     1,538    $     2,087
  Adjustments to reconcile net
   income to net cash provided
    by operating activities:
     Increase in accounts payable                          985          3,942
     Increase in accounts payable, related party           131           --
     Increase in officer's compensation payable            629           --
     Increase in income taxes payable                      349           --
     (Increase)in accrued interest receivable           (1,001)          --
                                                   -----------    -----------
Net Cash Provided by Operating Activities                2,631          6,029
                                                   -----------    -----------

Cash Flows from Investing Activities
  Collection of mortgage notes receivable               14,985        240,659
  Collection of note receivable                           --           25,798
                                                   -----------    -----------
Net Cash Provided by Investing Activities               14,985        266,457
                                                   -----------    -----------
Cash Flows from Financing Activities
  (Advances) to related parties                           --         (397,522)
                                                   -----------    -----------
Net Cash (Used in) Financing Activities                   --         (397,522)
                                                   -----------    -----------

Increase (Decrease) in Cash                             17,616       (125,036)

Cash, Beginning of Period                               14,967        130,927
                                                   -----------    -----------
Cash, End of Period                                $    32,583    $     5,891
                                                   ===========    ===========
Interest Paid                                      $      --      $      --
                                                   ===========    ===========
Income Taxes Paid                                  $      --      $      --
                                                   ===========    ===========



The accompanying notes are an integral part of the financial statements.

                FEDERAL MORTGAGE CORPORATION OF PUERTO RICO, INC.

                          NOTES TO FINANCIAL STATEMENTS
                            June 30, 2005 (Unaudited)


(1)   Unaudited Financial Statements

The balance sheet as of June 30, 2005, the statements of operations and the statements of cash flows for the three month periods ended June 30, 2005 and 2004, have been prepared by Federal Mortgage Corporation of Puerto Rico, Inc. (Company) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures, normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted as allowed by such rules and regulations, and the Company believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in financial position at June 30, 2005 and for all periods presented, have been made.

It is suggested that these statements be read in conjunction with the March 31, 2005 audited financial statements and the accompanying notes included in the Company's Annual Report on Form 10-KSB, filed with the Securities and Exchange Commission.

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

Overview

The Company was incorporated on January 5, 1970 under the laws of the State of Delaware as Modulated Building Systems, Inc. On April 17, 1972, the Company amended its name to Federal Mortgage Corporation of Puerto Rico, Inc. On July 15, 2003, the Company's charter was renewed retroactively back to February 24, 1976, the date of expiration of the charter. Its wholly-owned subsidiary, Pride Lending, Inc. was organized on August 22, 2001 under the laws of the state of Colorado. Pride Lending, Inc. was formerly a wholly-owned subsidiary of Pride, Inc. (PRIDE). Effective March 31, 2005, the directors of PRIDE agreed to contribute Pride Lending, Inc. to Federal Mortgage Corporation of Puerto Rico, Inc. (FEDERAL), a related entity, in exchange for 90,000,000 shares of the common stock of FEDERAL. The transaction was treated as a reverse acquisition for accounting purposes, which is a capital transaction and not a business combination.

Results of Operations

Three months ended June 30, 2005 compared to June 30, 2004

Revenue for the three months ended June 30, 2005 was approximately $5,000 as compared to revenue of approximately $19,000 for the three months ended June 30, 2004, a decrease of approximately $14,000. This decrease was principally the result of the reduction in interest income due to principal collections of mortgage notes receivable, which reduced the Company's investment in mortgage notes receivable.

Operating expenses were approximately $3,000 during the three months ended June 30, 2005, and approximately $17,000 during the three months ended June 30, 2004, a decrease of approximately $14,000. The decrease in operating expenses was primarily the result of less investment activity.

Net income after provision for income taxes decreased from approximately $2,100 during the three months ended June 30, 2005 to approximately $1,500 during the three months ended June 30, 2004, a decrease of approximately $600.

Liquidity and Capital Resources

At June 30, 2005, the Company had cash of approximately $33,000. The Company's current assets were approximately $63,000 at June 30, 2005 and its current liabilities totaled approximately $4,000, resulting in net working capital of approximately $59,000, a current ratio of approximately 15.7 to one.

At March 31, 2005, the Company had cash of approximately $15,000. The Company's current assets were approximately $85,000 at March 31, 2005 and its current liabilities totaled approximately $2,000, resulting in net working capital of approximately $83,000, a current ratio of approximately 42.5 to one. Working capital decreased by approximately $24,000 from March 31, 2005 to June 30, 2005.

The Company's business is not subject to seasonality or any weather seasonality conditions. The Company knows of no trends, events or uncertainties that have, or are reasonably likely to have, a material impact on the Company's short-term or long-term liquidity. At June 30, 2005, the Company had no material commitments for capital expenditures.

                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

         None.

Item 2.  Changes in Securities

         None.

Item 3.  Defaults upon Senior Securities

         None.

Item 4.  Submission of Matters to a Vote of Security Holders

         None.

Item 5.  Other Information

         None.

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits.

         31.1     Certification of Chief Executive              Filed herewith
                  Officer and Chief Financial Officer           electronically
                  pursuant to Section 302
                  of the Sarbanes-Oxley Act of 2002

         31.2     Certification of Vice President               Filed herewith
                  pursuant to Section 302 of the                electronically
                  Sarbanes-Oxley Act of 2002

         32.1     Certification of Chief Executive              Filed herewith
                  Officer and Chief Financial Officer           electronically
                  pursuant to 18 U.S.C. Section 1350

         32.2     Certification of Vice President               Filed herewith
                  pursuant to 18 U.S.C.                         electronically
                  Section 1350

         (b) Reports on Form 8-K.  None.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this quarterly report to be signed on its behalf by the undersigned, thereunto duly authorized.

Federal Mortgage Corporation of Puerto Rico, Inc.




/s/ Peter Porath
------------------------
Peter Porath, Vice President

Date:  August 15, 2005


/s/ Michael Schumacher
------------------------
Michael Schumacher, Chief Executive Officer, Treasurer,
 and Chief Financial Officer

Date:  August 15, 2005