Form 10QSB
period 2005-09-30
FEDERAL MORTGAGE CORP OF PUERTO RICO
filed 2005-11-14
CIK 34884

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                   FORM 10-QSB



             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934



                For the quarterly period ended September 30, 2005


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

                            Yes X             No___


As of September 30, 2005, the Registrant had 100,000,000 shares of common stock, $.001 par value per share, outstanding.

Transitional Small Business Disclosure Format (check one): Yes__    No X

                                      INDEX
                                      -----

                                                                           Page
                                                                          Number
                                                                          ------

Part I.           Financial Information

     Item I.  Financial Statements

               Consolidated Balance Sheets as of September 30,
                 2005 (unaudited) and March 31, 2005                         2

               Consolidated Statements of Operations, Three Months
                 Ended September 30, 2005 and 2004 (Unaudited)               3

               Consolidated Statements of Operations, Six Months
                 Ended September 30, 2005 and 2004 (unaudited)               4

               Consolidated Statement of Stockholders' Equity                5

               Consolidated Statements of Cash Flows, Six Months
                 Ended September 30, 2005 and 2004 (unaudited)               6

               Notes to Consolidated Financial Statements                    7

     Item 2.  Management's Discussion and Analysis of
                Financial Conditions and Results of Operations               8

Part II.  Other Information                                                 10

                FEDERAL MORTGAGE CORPORATION OF PUERTO RICO, INC.
                           AND CONSOLIDATED SUBSIDIARY
                                 BALANCE SHEETS

                                     ASSETS

                                                September 30,     March 31,
                                                    2005            2005
                                                 (Unaudited)     (See Note 1)
                                                -------------   -------------
Current Assets
  Cash                                                 67,773          14,967
  Mortgage notes receivable, current portion           20,527          68,338
  Accrued interest receivable                           1,589           2,108
                                                -------------   -------------
Total current assets                                   89,889          85,413

Mortgage notes receivable, net of current
 portion                                              116,358         119,445
Note receivable                                       103,137         104,242
                                                -------------   -------------
  Total Assets                                  $     309,384   $     309,100
                                                =============   =============



                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts payable                                        548           2,132
  Accounts payable, related party                         594            --
  Accrued officer's compensation payable                  318            --
  Accrued income taxes payable                            177            --
                                                -------------   -------------
  Total Current Liabilities                             1,637           2,132
                                                -------------   -------------

Stockholders' Equity:
Common Stock, $.001 par value,
     100,000,000 shares authorized
     100,000,000 shares issued and
     outstanding                                      100,000         100,000
Additional paid-in capital                             12,441         206,968
Retained earnings                                     195,306            --
                                                -------------   -------------
Total Stockholders' Equity                            307,747         306,968
                                                -------------   -------------
Total Liabilities and Stockholders' Equity      $     309,384   $     309,100
                                                =============   =============



The accompanying notes are an integral part of the financial statements.

                FEDERAL MORTGAGE CORPORATION OF PUERTO RICO, INC.
                           AND CONSOLIDATED SUBSIDIARY
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                                 Three Months Ended
                                          September 30,    September 30,
                                               2005             2004
                                          -------------    -------------
Revenue
  Interest income                         $       4,970    $       8,417
                                          -------------    -------------
                                                  4,970            8,417

Expenses
   General and administrative and other           5,901            5,164
                                          -------------    -------------
                                                  5,901            5,164
                                          -------------    -------------
Net income (loss) before provision for
 income taxes                                      (931)           3,253
                                          -------------    -------------
Provision for income taxes:
  Current                                          (172)             602
                                          -------------    -------------
                                                   (172)             602
                                          -------------    -------------
Net Income (Loss)                         $        (759)           2,651
                                          -------------    -------------

Per Share                                 $         nil    $         nil
                                          =============    =============

Weighted Average Shares Outstanding         100,000,000      100,000,000
                                          =============    =============










The accompanying notes are an integral part of the financial statements.

                FEDERAL MORTGAGE CORPORATION OF PUERTO RICO, INC.
                           AND CONSOLIDATED SUBSIDIARY
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                      Six Months Ended
                                               September 30,   September 30,
                                                    2005            2004
                                               -------------   -------------
Revenue
  Interest income                              $       9,972   $      27,730
                                               -------------   -------------
                                                       9,972          27,730

Expenses
   General and administrative                            546           8,319
   Audit and accounting                                6,440           6,110
   Legal fees                                           --             5,000
   Officer's compensation                                318           1,938
   Other                                               1,712             549
                                               -------------   -------------
                                                       9,016          21,916
                                               -------------   -------------
Net income before provision for income taxes             956           5,814
                                               -------------   -------------
Provision for income taxes:
  Current                                                177           1,076
                                               -------------   -------------
                                                         177           1,076
                                               -------------   -------------
Net Income                                     $         779           4,738
                                               -------------   -------------

Per Share                                      $        --     $        --
                                               =============   =============

Weighted Average Shares Outstanding              100,000,000     100,000,000
                                               =============   =============






The accompanying notes are an integral part of the financial statements.


                FEDERAL MORTGAGE CORPORATION OF PUERTO RICO, INC.
                           AND CONSOLIDATED SUBSIDIARY

            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
            For the Period from April 1, 2003 through March 31, 2005
       (The Period from April 1, 2005 to September 30, 2005 is Unaudited)



                                                          Additional
                                Common        Stock        Paid-in        Retained
                              No./Shares      Amount       Capital        Earnings        Total
                             -----------   -----------   -----------    -----------    -----------
Balance at April 1, 2003      90,000,000   $    90,000   $   915,174    $    85,609    $ 1,090,783

Additional paid-in capital          --            --          27,127           --           27,127
(Note 3)
Net income for the year
ended March 31, 2004                --            --            --           30,794         30,794
                             -----------   -----------   -----------    -----------    -----------

Balance at March 31, 2004     90,000,000        90,000       942,301        116,403      1,148,704

Recapitalization in
connection with               10,000,000        10,000        (2,871)          --            7,129
reorganization  (Note 1)

Additional paid-in capital          --            --          23,982           --           23,982
(Note 3)

Dividend                            --            --        (756,444)      (134,291)      (890,735)

Net income for the year
ended March 31, 2005                --            --            --           17,888         17,888
                             -----------   -----------   -----------    -----------    -----------

Balance at March 31, 2005    100,000,000       100,000       206,968           --          306,968

Reorganization                      --            --        (194,527)       194,527           --

Net income for the six
months ended September 30,
2005 (unaudited)                    --            --            --              779            779
                             -----------   -----------   -----------    -----------    -----------

Balance at September 30,
2005 (unaudited)             100,000,000       100,000   $    12,441    $   195,306    $   307,747
                             ===========   ===========   ===========    ===========    ===========




The accompanying notes are an integral part of the financial statements.


                FEDERAL MORTGAGE CORPORATION OF PUERTO RICO, INC.
                           AND CONSOLIDATED SUBSIDIARY
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                          Six Months Ended
                                                   September 30,    September 30,
                                                        2005             2004
                                                   -------------    -------------
Cash Flows from Operating Activities:
  Net income                                       $         779    $       4,738
  Adjustments to reconcile net
   income to net cash provided
    by operating activities:
     Increase (decrease) in accounts payable              (1,585)              25
     Increase in accounts payable, related party             594             --
     Increase in officer's compensation payable              318             --
     Increase in income taxes payable                        177             --
     Decrease in accrued interest receivable                 520            4,418
                                                   -------------    -------------
Net Cash Provided by Operating Activities                    803            9,181
                                                   -------------    -------------

Cash Flows from Investing Activities
  Collection of mortgage notes receivable                 50,898          524,172
  Collection of note receivable                            1,105            6,778
                                                   -------------    -------------
Net Cash Provided by Investing Activities                 52,003          530,950
                                                   -------------    -------------
Cash Flows from Financing Activities
  (Advances) to related parties                             --           (546,778)
                                                   -------------    -------------
Net Cash (Used in) Financing Activities                     --           (546,778)
                                                   -------------    -------------

Increase (decrease) in Cash                               52,806           (6,647)

Cash, Beginning of Period                                 14,967           21,884
                                                   -------------    -------------
Cash, End of Period                                $      67,773    $      15,237
                                                   =============    =============
Interest Paid                                      $        --      $        --
                                                   =============    =============
Income Taxes Paid                                  $        --      $        --
                                                   =============    =============



The accompanying notes are an integral part of the financial statements.

                FEDERAL MORTGAGE CORPORATION OF PUERTO RICO, INC.
                           AND CONSOLIDATED SUBSIDIARY
                          NOTES TO FINANCIAL STATEMENTS
                         September 30, 2005 (Unaudited)


(1)   Unaudited Financial Statements

The balance sheet as of September 30, 2005, the statements of operations and the statements of cash flows for the six month periods ended September 30, 2005 and 2004, have been prepared by Federal Mortgage Corporation of Puerto Rico, Inc. (Company) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures, normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted as allowed by such rules and regulations, and the Company believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in financial position at September 30, 2005 and for all periods presented, have been made.

It is suggested that these statements be read in conjunction with the March 31, 2005 audited financial statements and the accompanying notes included in the Company's Annual Report on Form 10-KSB, filed with the Securities and Exchange Commission.

(2)   Reorganization

Effective March 31, 2005, Pride Lending, Inc. was contributed by a related party to Federal Mortgage Corporation of Puerto Rico, Inc., in exchange for 90,000,000 shares of the Company's common stock. The transaction was treated as a reverse acquisition for accounting purposes, which is a capital transaction and not a business combination, and the retained earnings of Pride Lending, Inc. are reflected in the Statement of Stockholders' Equity. The financial statements of the acquired subsidiary are presented for periods prior to the acquisition.

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

Results of Operations

Three months ended September 30, 2005 compared to September 30, 2004

Revenue for the three months ended September 30, 2005 was approximately $5,000 as compared to revenue of approximately $8,000 for the three months ended September 30, 2004, a decrease of approximately $3,000. This decrease was principally the result of the reduction in interest income due to principal collections of mortgage notes receivable, which reduced the Company's investment in mortgage notes receivable.

Operating expenses were approximately 6,000 during the three months ended September 30, 2005, and approximately $5,000 during the three months ended September 30, 2004, an increase of approximately $1,000. The increase in operating expenses was primarily the result of additional audit fees.

Net income (loss) after provision for income taxes decreased from net income of approximately $2,600 during the three months ended September 30, 2004 to a net loss of approximately ($800) during the three months ended September 30, 2005, a decrease of approximately $3,400.

Six months ended September 30, 2005 compared to September 30, 2004

Revenue for the six months ended September 30, 2005 was approximately $10,000 as compared to revenue of approximately $28,000 for the six months ended September 30, 2004, a decrease of approximately $18,000. This decrease was principally the result of the reduction in interest income due to principal collections of mortgage notes receivable, which reduced the Company's investment in mortgage notes receivable.

Operating expenses were approximately $9,000 during the six months ended September 30, 2005, and approximately $22,000 during the six months ended September 30, 2004, a decrease of approximately $13,000. The decrease in operating expenses was primarily the result of less investment activity.

Net income after provision for income taxes decreased from approximately $4,700 during the six months ended September 30, 2004 to approximately $800 during the six months ended September 30, 2005, a decrease of approximately $3,900.

Liquidity and Capital Resources

At September 30, 2005, the Company had cash of approximately $68,000. The Company's current assets were approximately $90,000 at September 30, 2005 and its current liabilities totaled approximately $2,000, resulting in net working capital of approximately $88,000, a current ratio of approximately 45 to one.

At March 31, 2005, the Company had cash of approximately $15,000. The Company's current assets were approximately $85,000 at March 31, 2005 and its current liabilities totaled approximately $2,000, resulting in net working capital of approximately $83,000, a current ratio of approximately 42.5 to one. Working capital increased by approximately $5,000 from March 31, 2005 to September 30, 2005.

The Company's business is not subject to seasonality or any weather seasonality conditions. The Company knows of no trends, events or uncertainties that have, or are reasonably likely to have, a material impact on the Company's short-term or long-term liquidity. At September 30, 2005, the Company had no material commitments for capital expenditures.

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

Date:  November 9, 2005




By: /s/ Michael Schumacher
   Michael Schumacher, Treasurer,
   Secretary and Chief Financial Officer

Date:  November 9, 2005