Form 10QSB
period 2005-12-31
FEDERAL MORTGAGE CORP OF PUERTO RICO
filed 2006-02-21
CIK 34884

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                   FORM 10-QSB



             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934



                For the quarterly period ended December 31, 2005


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

As of December 31, 2005, the Registrant had 100,000,000 shares of common stock, $.001 par value per share, outstanding.

Transitional Small Business Disclosure Format (check one): Yes     No X
                                                              ---    ---

                                      INDEX
                                      -----

                                                                          Page
                                                                         Number
                                                                         ------

Part I.  Financial Information

         Item I.  Financial Statements

                  Consolidated Balance Sheets as of December 31,
                    2005 (unaudited) and March 31, 2005                     2

                  Consolidated Statements of Operations, Three Months
                    Ended December 31, 2005 and 2004 (Unaudited)            3

                  Consolidated Statements of Operations, Nine Months
                    Ended December 31, 2005 and 2004 (unaudited)            4

                  Consolidated Statement of Stockholders' Equity            5

                  Consolidated Statements of Cash Flows, Nine Months
                    Ended December 31, 2005 and 2004 (unaudited)            6

                  Notes to Consolidated Financial Statements                7

         Item 2.  Management's Discussion and Analysis of
                    Financial Conditions and Results of
                    Operations                                              8

Part II.  Other Information                                                10

                FEDERAL MORTGAGE CORPORATION OF PUERTO RICO, INC.
                           AND CONSOLIDATED SUBSIDIARY
                                 BALANCE SHEETS

                                     ASSETS

                                               December 31,     March 31,
                                                   2005           2005
                                                (Unaudited)   (See Note 1)
                                               ------------   ------------
Current Assets
  Cash                                               79,024         14,967
  Mortgage notes receivable, current portion         27,148         68,338
  Accounts receivable, related party                 11,086           --
  Accrued interest receivable                           764          2,108
                                               ------------   ------------
Total current assets                                118,022         85,413

Mortgage notes receivable, net of current
 portion                                            102,328        119,445
Note receivable                                      91,994        104,242
                                               ------------   ------------
  Total Assets                                 $    312,344   $    309,100
                                               ============   ============


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts payable                                    3,415          2,132
  Accounts payable, related party                      --             --
  Accrued officer's compensation payable                490           --
  Accrued income taxes payable                          272           --
                                               ------------   ------------
  Total Current Liabilities                           4,177          2,132
                                               ------------   ------------

Stockholders' Equity:
Common Stock, $.001 par value,
     100,000,000 shares authorized
     100,000,000 shares issued and
     outstanding                                    100,000        100,000
Additional paid-in capital                           12,441        206,968
Retained earnings                                   195,726           --
                                               ------------   ------------
Total Stockholders' Equity                          308,167        306,968
                                               ------------   ------------
Total Liabilities and Stockholders' Equity     $    312,344   $    309,100
                                               ============   ============


The accompanying notes are an integral part of the financial statements.

                FEDERAL MORTGAGE CORPORATION OF PUERTO RICO, INC.
                           AND CONSOLIDATED SUBSIDIARY
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                                  Three Months Ended
                                             December 31,   December 31,
                                                 2005           2004
                                             ------------   ------------
Revenue
  Interest income                            $      4,531   $      7,611
                                             ------------   ------------
                                                    4,531          7,611

Expenses
   General and administrative                         294          2,283
   Audit and accounting                             3,000          1,340
   Officer's compensation                             172            912
   Other                                              550            339
                                             ------------   ------------
                                                    4,016          4,874
                                             ------------   ------------
Net income before provision for
 income taxes                                         515          2,737
                                             ------------   ------------
Provision for income taxes:
  Current                                              95            506
                                             ------------   ------------
                                                       95            506
                                             ------------   ------------
Net Income (Loss)                            $        420          2,231
                                             ------------   ------------

Per Share                                    $        nil   $        nil
                                             ============   ============

Weighted Average Shares Outstanding           100,000,000    100,000,000
                                             ============   ============



The accompanying notes are an integral part of the financial statements.

                FEDERAL MORTGAGE CORPORATION OF PUERTO RICO, INC.
                           AND CONSOLIDATED SUBSIDIARY
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                    Nine Months Ended
                                               December 31,   December 31,
                                                   2005           2004
                                               ------------   ------------
Revenue
  Interest income                              $     14,503   $     35,341
                                               ------------   ------------
                                                     14,503         35,341

Expenses
   General and administrative                           840         10,602
   Audit and accounting                               9,440          7,450
   Legal fees                                          --            5,000
   Officer's compensation                               490          2,850
   Other                                              2,262            888
                                               ------------   ------------
                                                     13,032         26,790
                                               ------------   ------------
Net income before provision for income taxes          1,471          8,551
                                               ------------   ------------
Provision for income taxes:
  Current                                               272          1,582
                                               ------------   ------------
                                                        272          1,582
                                               ------------   ------------
Net Income                                     $      1,199          6,969
                                               ------------   ------------

Per Share                                      $        nil   $        nil
                                               ============   ============

Weighted Average Shares Outstanding             100,000,000    100,000,000
                                               ============   ============



The accompanying notes are an integral part of the financial statements.


                FEDERAL MORTGAGE CORPORATION OF PUERTO RICO, INC.
                           AND CONSOLIDATED SUBSIDIARY

            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
            For the Period from April 1, 2003 through March 31, 2005
        (The Period from April 1, 2005 to December 31, 2005 is Unaudited)


                                                             Additional
                                   Common         Stock       Paid-in        Retained
                                 No./Shares      Amount       Capital        Earnings        Total
                                -----------   -----------   -----------    -----------    -----------
Balance at April 1, 2003         90,000,000   $    90,000   $   915,174    $    85,609    $ 1,090,783

Additional paid-in
capital (Note 3)                       --            --          27,127           --           27,127
Net income for the year
ended March 31, 2004                   --            --            --           30,794         30,794
                                -----------   -----------   -----------    -----------    -----------

Balance at March 31, 2004        90,000,000        90,000       942,301        116,403      1,148,704

Recapitalization in
connection with
reorganization  (Note 1)         10,000,000        10,000        (2,871)          --            7,129

Additional paid-in
capital (Note 3)                       --            --          23,982           --           23,982


Dividend                               --            --        (756,444)      (134,291)      (890,735)

Net income for the year
ended March 31, 2005                   --            --            --           17,888         17,888
                                -----------   -----------   -----------    -----------    -----------

Balance at March 31, 2005       100,000,000       100,000       206,968           --          306,968

Reorganization                         --            --        (194,527)       194,527           --

Net income for the
Nine months ended
December 31, 2005 (unaudited)          --            --            --            1,199          1,199
                                -----------   -----------   -----------    -----------    -----------

Balance at
December 31, 2005 (unaudited)   100,000,000       100,000   $    12,441    $   195,726    $   308,167
                                ===========   ===========   ===========    ===========    ===========

                FEDERAL MORTGAGE CORPORATION OF PUERTO RICO, INC.
                           AND CONSOLIDATED SUBSIDIARY
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                        Nine Months Ended
                                                  December 31,    December 31,
                                                      2005            2004
                                                  ------------    ------------
Cash Flows from Operating Activities:
  Net income                                      $      1,199    $      6,969
  Adjustments to reconcile net
   income to net cash provided
    by operating activities:
     Increase (decrease) in accounts payable             1,283             409
     Increase in officer's compensation payable            490            --
     Increase in income taxes payable                      272            --
     Increase in accounts receivable, related
      Party                                            (11,086)           --
     Decrease in accrued interest receivable             1,344           6,953
                                                  ------------    ------------
Net Cash Provided by (Used in) Operating
 Activities                                             (6,498)         14,331
                                                  ------------    ------------

Cash Flows from Investing Activities
  Collection of mortgage notes receivable               58,307         548,120
  Collection of note receivable                         12,248          13,213
                                                  ------------    ------------
Net Cash Provided by Investing Activities               70,555         561,333
                                                  ------------    ------------
Cash Flows from Financing Activities
  (Advances) to related parties                           --          (573,888)
                                                  ------------    ------------
Net Cash (Used in) Financing Activities                   --          (573,888)
                                                  ------------    ------------

Increase in Cash                                        64,057           1,776

Cash, Beginning of Period                               14,967          21,884
                                                  ------------    ------------
Cash, End of Period                               $     79,024    $     23,660
                                                  ============    ============
Interest Paid                                     $       --      $       --
                                                  ============    ============
Income Taxes Paid                                 $       --      $       --
                                                  ============    ============



The accompanying notes are an integral part of the financial statements.

                FEDERAL MORTGAGE CORPORATION OF PUERTO RICO, INC.
                           AND CONSOLIDATED SUBSIDIARY
                          NOTES TO FINANCIAL STATEMENTS
                          December 31, 2005 (Unaudited)


(1)   Unaudited Financial Statements

The balance sheet as of December 31, 2005, the statements of operations and the statements of cash flows for the nine month periods ended December 31, 2005 and 2004, have been prepared by Federal Mortgage Corporation of Puerto Rico, Inc. (Company) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures, normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted as allowed by such rules and regulations, and the Company believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in financial position at December 31, 2005 and for all periods presented, have been made.

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

Results of Operations

Three months ended December 31, 2005 compared to December 31, 2004

Revenue for the three months ended December 31, 2005 was approximately $5,000 as compared to revenue of approximately $8,000 for the three months ended December 31, 2004, a decrease of approximately $3,000. This decrease was principally the result of the reduction in interest income due to principal collections of mortgage notes receivable, which reduced the Company's investment in mortgage notes receivable.

Operating expenses were approximately $4,000 during the three months ended December 31, 2005, and approximately $5,000 during the three months ended December 31, 2004, a decrease of approximately $1,000. The decrease in operating expenses was primarily the result of less investment activity.

Net income after provision for income taxes decreased from net income of approximately $2,200 during the three months ended December 31, 2004 to $400 during the three months ended December 31, 2005, a decrease of approximately $1,800.

Nine months ended December 31, 2005 compared to December 31, 2004

Revenue for the nine months ended December 31, 2005 was approximately $15,000 as compared to revenue of approximately $35,000 for the nine months ended December 31, 2004, a decrease of approximately $20,000. This decrease was principally the result of the reduction in interest income due to principal collections of mortgage notes receivable, which reduced the Company's investment in mortgage notes receivable.

Operating expenses were approximately $13,000 during the nine months ended December 31, 2005, and approximately $27,000 during the nine months ended December 31, 2004, a decrease of approximately $14,000. The decrease in operating expenses was primarily the result of less investment activity.

Net income after provision for income taxes decreased from approximately $7,000 during the nine months ended December 31, 2004 to approximately $1,200 during the nine months ended December 31, 2005, a decrease of approximately $5,800.

Liquidity and Capital Resources

At December 31, 2005, the Company had cash of approximately $79,000. The Company's current assets were approximately $118,000 at December 31, 2005 and its current liabilities totaled approximately $4,000, resulting in net working capital of approximately $114,000, a current ratio of approximately 30 to one.

At March 31, 2005, the Company had cash of approximately $15,000. The Company's current assets were approximately $85,000 at March 31, 2005 and its current liabilities totaled approximately $2,000, resulting in net working capital of approximately $83,000, a current ratio of approximately 42.5 to one. Working capital increased by approximately $31,000 from March 31, 2005 to December 31, 2005.

The Company's business is not subject to seasonality or any weather seasonality conditions. The Company knows of no trends, events or uncertainties that have, or are reasonably likely to have, a material impact on the Company's short-term or long-term liquidity. At December 31, 2005, the Company had no material commitments for capital expenditures.

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


FEDERAL MORTGAGE CORPORATION OF PUERTO RICO, INC.



By: /s/ Peter Porath
   -------------------------------------
   Peter Porath, President,
   Chief Executive Officer

Date:  February 17, 2006




By: /s/ Michael Schumacher
   -------------------------------------
   Michael Schumacher, Treasurer,
   Secretary and Chief Financial Officer

Date:  February 17, 2006