Form 10KSB
period 2006-03-31
FEDERAL MORTGAGE CORP OF PUERTO RICO
filed 2006-07-13
CIK 34884

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended - March 31, 2006
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
                        100,000,000 as of June 30, 2006.

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

(b) Holders.

As of March 31, 2006, there were fifty-three (53) holders of the Company's Common Stock. One of the shareholders holds 302,178 shares in one certificate for the benefit of approximately 800 shareholders.

(c) Dividends.

Except for the special dividend paid by Pride Lending, Inc. to its parent company prior to the acquisition, Federal Mortgage Corporation of Puerto Rico has not paid a cash dividend on its Common Stock during the years ended March 31, 2006 and 2005, and has no present intention to declare or pay cash dividends on the Common Stock in the foreseeable future. The Company intends to retain any earnings, which it may realize in the foreseeable future to finance its operations. Future dividends, if any, will depend on earnings, financing requirements and other factors.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITIONS.

The following discussion should be read in conjunction with the information contained in the financial statements of the Company and the Notes thereto appearing elsewhere herein.

Year Ended March 31, 2006

Revenue for the year ended March 31, 2006 was approximately $17,000 as compared to revenue of approximately $42,000 for the year ended March 31, 2005, a decrease of approximately $25,000. This decrease was principally the result of the reduction in interest income due to the collection of mortgage notes receivable. The average revenue per month for the year ended March 31, 2006 was approximately $1,400 as compared to approximately $3,500 per month for the year ended March 31, 2005, a decrease of $2,100 per month.

Operating expenses were approximately $15,000 during the year ended March 31, 2006, and approximately $20,000 during the year ended March 31, 2005, a decrease of approximately $5,000. The average per month decreased from approximately $1,700 to $1,300, a decrease of approximately $400 per month. The decrease in operating expenses was primarily the result in the decrease in officer's compensation to the Company's President and the decrease in professional fees and other administrative costs.

Net income after provision for income taxes decreased from approximately $18,000 during the year ended March 31, 2005 to approximately $1,600 during the year ended March 31, 2006, a decrease of approximately $16,400, or approximately $1,400 per month.

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

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2006, the Company had cash of approximately $84,000. The Company's current assets were approximately $127,000 at March 31, 2006 and its current liabilities totaled approximately $13,000, resulting in net working capital of approximately $114,000, a current ratio of approximately 100 to one. Working capital increased by approximately $31,000 from March 31, 2005 to March 31, 2006

At March 31, 2005, the Company had cash of approximately $15,000. The Company's current assets were approximately $85,000 at March 31, 2006 and its current liabilities totaled approximately $2,000, resulting in net working capital of approximately $83,000, a current ratio of approximately 40.1 to one.

The Company's assets increased from approximately $309,000 at March 31, 2005 to approximately $322,000 at March 31, 2006, an increase of approximately $13,000.

The Company's liabilities increased from approximately $2,000 at March 31, 2005 to approximately $13,000 at March 31, 2006, an increase of $11,000.

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

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

OFFICERS AND DIRECTORS

The following table sets forth certain information concerning each of the Company's directors and executive officers:

NAME                    AGE      POSITION

Michael Schumacher      57       President, Treasurer, Director, Chief Executive
                                    Officer and Chief Financial Officer

Peter Porath            74       Vice-President and Director

George A. Powell        80       Secretary and Director

MICHAEL SCHUMACHER. Michael Schumacher was Treasurer, Secretary and a Director of the Company since July 2003, and effective March 31, 2005 became President. Mr. Schumacher was President and Chairman of the Board of Prime Rate Income and Dividend Enterprises, Inc., a public company, until December 2002. Mr. Schumacher was a director and officer of Sun Vacation Properties Corporation (formerly Commonwealth Equities, Inc.), a public company, from November 2000 until February 2001, and a director and officer of Vacation Ownership Marketing, Inc., a public company) from May 2000 until August 2001. He was also, from June 2003 to May 31, 2005, a Vice-President and Director of National Superstars, Inc, an inactive pubic company until May 31, 2005. Effective May 31, 2005, National Superstars, Inc. completed a business combination with MSO Holdings, Inc. resulting in a change in control of National Superstars, Inc. Since January 2005, he has been President, Treasurer, CFO and a director of Springfield Financial, Inc., an inactive public company. Also from October 2004 until June 2006, Michael Schumacher was President, Treasurer, Chief Financial Officer and a Director of Marwich II, Ltd., an inactive public company. Effective June 2006, Marwich II, Ltd. completed a business combination resulting in a change in control of Marwich II, Ltd. Since March 2005, he has been Secretary, Treasurer and a director of American Telstar, Inc., an inactive public company. Mr. Schumacher is President, Chairman of the Board, and controlling shareholder of Pride, Inc. and its wholly-owned subsidiaries, including Pride Equities, Inc. Pride, Inc. and its subsidiaries are primarily in the real estate investment business. Mr. Schumacher is President and Treasurer of Birch Branch, Inc., a real estate investment company. Mr. Schumacher is also a Director and President of Schumacher & Associates, Inc., a certified public accounting firm located in Denver, Colorado that provides audit services, principally to public companies on a national basis throughout the U.S.A. Mr. Schumacher is a Certified Public Accountant, Certified Management Accountant and an Accredited Financial Planning Specialist. Mr. Schumacher has a Bachelor of the Sciences Degree in Business Administration with a major in accounting from the University of Nebraska at Kearney and a Masters in Business Administration from the University of Colorado.

PETER PORATH. Peter Porath was President and a director of the Company since July 2003, and effective March 31, 2005, became Vice-President, rather than President. From October 2004 to June 2006, Peter Porath was Vice-President and a director of Marwich II, Ltd., an inactive public company. Effective June 2006, Marwich II, Ltd. completed a business combination, resulting in a change in control of Marwich II, Ltd. He has also, since June 2003, been a President and Director of National Superstars, Inc, an inactive pubic company until May 31, 2005. Effective May 31, 2005, National Superstars, Inc. completed a business combination with MSO Holdings, Inc. resulting in a change in control of National Superstars, Inc. Since January 2005, he has been Vice-President and a director of Springfield Financial, Inc., an inactive public company. Since March 2005, he has been Vice-President and a director of American Telstar, Inc., an inactive public company. Mr. Porath was a director of Sun Vacation Properties Corporation (formerly Commonwealth Equities, Inc.), a public company, and was President from November 2000 until February 2001. Mr. Porath was a director and president of Vacation Ownership Marketing, Inc., (a public company) from May 2000 until August 2001. Mr. Porath was a director for Plants For Tomorrow, an environmental mitigation concern through the years from 1989-1991. From 1990 through 2001, Mr. Porath, semi-retired operated a retail magic supply store in Fort Lauderdale, Florida, Merlin's Festival of Magic. From 1978 to 1979, Mr. Porath was executive vice-president and director of International Resort Properties, Inc., a timesharing company in Hillsboro Beach, Florida where he was responsible for the development of a 20-unit project. Prior to 1978, Mr. Porath was Vice President of Investment Corporation of Florida, a public company on the American Stock Exchange, and developer of Wellington and Palm Beach Polo, now a city of 40,000 people. Prior to this, Mr. Porath was President of San Andros, Inc., doing real estate workouts for the Bank of Virginia; Vice-President of Magnuson Corp., a real estate developer; Supervisor of Customer Service for General Development Corp., a New York Stock Exchange Company; and Assistant to the Vice-President of Moody's Investors Service, Chicago, now a New York Stock Exchange Company. Mr. Porath attended Syracuse University in the U.S. Air Force Security Service and holds a Bachelor of the Arts Degree in English from Ripon College and a Juris Doctor from De Paul University in Chicago.

GEORGE A. POWELL. George A. Powell has been Secretary and a Director of the Company since March, 2005. Mr. Powell was Secretary and a Director of Marwich II, Ltd. an inactive public company from October 2004 to June 2006. Effective June 2006, Marwich II, Ltd. completed a business combination, resulting in a change in control of Marwich II, Ltd. Mr. Powell has been a director, secretary and vice-president of PRIDE, Inc. Mr. Powell was previously, until September 22, 1999, a director, secretary and vice-president of Rocky Mountain Power Co., a public reporting company. Mr. Powell was previously, until November 12, 2002, a director, secretary and vice-president of Prime Rate Income & Dividend

Enterprises, Inc. (PIDV). Mr. Powell is currently a director, secretary, and vice-president of Birch Branch, Inc. Mr. Powell was previously a director and president of Continental Investors Life, Inc., a public reporting insurance company. Since Mr. Powell's retirement from the insurance business in 1988, he has been self-employed as a business consultant.

SIGNIFICANT EMPLOYEES

The Company has no regular employees. Peter Porath and Michael Schumacher each devote approximately 5% of their time to the Company's business.

ITEM 10. EXECUTIVE COMPENSATION.

Presently, none of the Company's current officers or directors received any compensation for their respective services rendered unto the Company, other than Mr. Schumacher, whose compensation from Pride Lending, Inc. totaled $650 and $7,317 for the years ended March 31, 2006 and 2005, respectively. They all have agreed to act without compensation until authorized by the Board of Directors, which is not expected to occur until the Company has generated revenues from operations after consummation of a merger or acquisition. The Company currently has no funds available to pay officers or directors. Further, none of the officers or directors are accruing any compensation pursuant to any agreement with the Company.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

PRINCIPAL STOCKHOLDERS

The following table sets forth certain information as of March 31, 2006 regarding the beneficial ownership of the Company's Common Stock by (i) each stockholder known by the Company to be the beneficial owner of more than 5% of the Company's Common Stock, (ii) by each Director and executive officer of the Company and (iii) by all executive officer and Directors of the Company as a group. Each of the persons named in the table has sole voting and investment power with respect to Common Stock beneficially owned.

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

             Consolidated Statements of Cash Flows                           F-6

             Notes to Consolidated Financial Statements                      F-7

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
             -------------------------------------------------------

The Board of Directors
Federal Mortgage Corporation of Puerto Rico, Inc.
Wellington, Florida

We have audited the accompanying consolidated balance sheets of Federal Mortgage Corporation of Puerto Rico, Inc. and Consolidated Subsidiary as of March 31, 2006 and 2005, and the related statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above, present fairly, in all material respects, the financial position of Federal Mortgage Corporation of Puerto Rico, Inc. and Consolidated Subsidiary as of March 31, 2006 and 2005, and the results of its operations, changes in its stockholders' equity and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.




Miller and McCollom
Certified Public Accountants
4350 Wadsworth Blvd., Suite 300
Wheat Ridge, CO 80033

July 10, 2006

                FEDERAL MORTGAGE CORPORATION OF PUERTO RICO, INC.
                           AND CONSOLIDATED SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS
                                     ------

                                                          March 31,    March 31,
                                                            2006         2005
Current Assets:
  Cash                                                   $   84,191   $   14,967
  Mortgage notes receivable, current portion                 23,086       68,338
  Accounts receivable, related party                         19,161         --
  Accrued interest receivable                                   807        2,108
                                                         ----------   ----------
Total Current Assets                                        127,245       85,413

Mortgage notes receivable, net of current portion           102,698      119,445
Note receivable                                              91,993      104,242
                                                         ----------   ----------

TOTAL ASSETS                                             $  321,936   $  309,100
                                                         ==========   ==========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts payable, related party                        $   12,367   $    2,132
  Accrued officer's compensation payable                        650         --
  Accrued income taxes payable                                  361         --
                                                         ----------   ----------
   Total Current Liabilities                                 13,378        2,132
                                                         ----------   ----------

TOTAL LIABILITIES                                            13,378        2,132
                                                         ----------   ----------

Stockholders' Equity:
  Common stock, $.001 par value
   100,000,000 shares authorized,
   100,000,000 shares issued and outstanding                100,000      100,000
  Additional Paid In Capital                                206,968      206,968
  Retained earnings                                           1,590         --
                                                         ----------   ----------

TOTAL STOCKHOLDERS' EQUITY                                  308,558      306,968
                                                         ----------   ----------


TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY               $  321,936   $  309,100
                                                         ==========   ==========




The accompanying notes are an integral part of the financial statements.

                FEDERAL MORTGAGE CORPORATION OF PUERTO RICO, INC.
                           AND CONSOLIDATED SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS




                                               For the Year Ended March 31,
                                                   2006           2005
                                               ------------   ------------

Revenue
  Interest income                              $     17,298   $     42,079
  Other income                                         --             --
                                               ------------   ------------
                                                     17,298         42,079

Expenses:
  Accounting and auditing                            10,860           --
  General and administrative                          1,115         12,604
  Professional services                               2,171           --
  Officer's compensation                                650          7,317
  Administrative and other                              551            209
                                               ------------   ------------

                                                     15,347         20,130
                                               ------------   ------------
Net income before provision for income taxes          1,951         21,949

Provision for income taxes (Note 2):
  Current                                               361          4,061
                                               ------------   ------------
                                                        361          4,061
                                               ------------   ------------

Net Income                                     $      1,590   $     17,888
                                               ============   ============

Per Share                                      $        Nil   $        Nil
                                               ============   ============

Weighted Average Shares Outstanding             100,000,000     90,000,000
                                               ============   ============





The accompanying notes are an integral part of the financial statements.


                FEDERAL MORTGAGE CORPORATION OF PUERTO RICO, INC.
                           AND CONSOLIDATED SUBSIDIARY

            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
            For the Period from April 1, 2004 through March 31, 2006



                                                                   Additional
                                         Common        Stock        Paid-in        Retained
                                       No./Shares      Amount       Capital        Earnings        Total
                                      -----------   -----------   -----------    -----------    -----------
Balance at April 1, 2004               90,000,000   $    90,000   $   942,301    $   116,403    $ 1,148,704

Recapitalization in connection
with reorganization (Note 1)           10,000,000        10,000        (2,871)          --            7,129

Additional paid-in capital (Note 3)          --            --          23,982           --           23,982


Dividend                                     --            --        (756,444)      (134,291)      (890,735)

Net income for the year ended
March 31, 2005                               --            --            --           17,888         17,888
                                      -----------   -----------   -----------    -----------    -----------

Balance at March 31, 2005             100,000,000       100,000       206,968           --          306,968

Net income for the year ended
March 31, 2006                               --            --            --            1,590          1,590
                                      -----------   -----------   -----------    -----------    -----------
Balance at March 31, 2006             100,000,000   $   100,000   $   206,968    $     1,590    $   308,558
                                      ===========   ===========   ===========    ===========    ===========




The accompanying notes are an integral part of the financial statements.


                FEDERAL MORTGAGE CORPORATION OF PUERTO RICO, INC.
                           AND CONSOLIDATED SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                        For the Year Ended March 31,

                                                            2006            2005
                                                        ------------    ------------
Cash Flows from Operating Activities:
 Net Income                                             $      1,590    $     17,888
 Adjustment to reconcile net income
  to net cash provided by operating activities:
    Increase in accounts payable and accrued expenses         11,246           2,132
    (Increase) in accounts receivable, related party         (19,161)           --
    Decrease in accrued interest receivable                    1,301           5,696
                                                        ------------    ------------

Net Cash Provided by Operating Activities                     (5,024)         25,716
                                                        ------------    ------------


Cash Flows from Investing Activities:
  Collection of mortgage notes receivable                     61,999         653,513
  Collection of note receivable                               12,249          39,822
                                                        ------------    ------------

Net Cash Provided by (Used in) Investing Activities           74,248         693,335
                                                        ------------    ------------


Cash Flows from Financing Activities:
  Additional paid-in capital                                    --            23,982
  (Advances) repayments, related parties                        --          (749,950)
                                                        ------------    ------------

Net Cash Provided by (Used in) Financing Activities             --          (725,968)
                                                        ------------    ------------

Net Increase (decrease) in Cash                               69,224          (6,917)

Cash, Beginning of Period                                     14,967          21,884
                                                        ------------    ------------

Cash, End of Period                                     $     84,191    $     14,967
                                                        ============    ============

Interest Paid                                           $       --      $       --
                                                        ============    ============

Income Taxes Paid                                       $       --      $       --
                                                        ============    ============

The accompanying notes are an integral part of the financial statements.

                FEDERAL MORTGAGE CORPORATION OF PUERTO RICO, INC.
                           AND CONSOLIDATED SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2006

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

Concentration of Credit Risk

The Company's material concentration of credit risk consists principally of investments in mortgage notes receivable and investment in note receivable. The Company's investments in mortgage notes receivable are collateralized principally by first or second deeds of trust on real estate located primarily in Colorado and Arizona. At March 31, 2006, the Company had five mortgage notes receivable from one individual totaling approximately $125,784. The weighted average interest rate on mortgagee notes receivable is approximately 8% per annum with monthly repayment terms being amortized over periods up to twenty years. The interest rate on the note receivable is 2% above prime rate. Subsequent to March 31, 2006, these notes receivable were paid in full.

Additional financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of temporary cash investments. The Company places its temporary cash investments with financial institutions. As of March 31, 2006, the Company had no concentration of credit risk in its cash investments since it had no temporary cash investments in bank accounts in excess of the FDIC insured amounts.

Recent Accounting Pronouncements

There were various accounting standards and interpretations issued during 2006 and 2005, none of which are expected to have a material impact on the Company's consolidated financial position, operations, or cash flows.

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

Note 2 - Income Taxes

The provision for federal and state income taxes consisted of the following components:

The reconciliation of income tax (benefit) computed at the federal statutory rate to income tax expense (benefit) is as follows:

                                                       Year Ended March 31,
                                                        2006          2005
                                                     ----------    ----------
         Expected income tax                         $      722    $    8,231
         Graduated tax brackets                            (429)       (4,938)
         State tax net of federal benefit                    68           768
                                                     ----------    ----------
                                                     $      361    $    4,061
                                                     ==========    ==========

The reconciliation of income tax (benefit) computed at the federal statutory rate to income tax expense (benefit) for all periods presented is as follows:

         Tax at Federal statutory rate                              15.00%
         State tax net of Federal benefit                            3.50%
                                                          -----------------
         Tax provision                                              18.50%

Note 3 - Common Stock

The Company was formerly a wholly owned subsidiary of Commonwealth Equities, Inc. (CEI). On January 27, 2003, prior to the change in control of CEI, 2,000,000 shares, representing 100% of the Company's issued and outstanding common stock, were assigned to a "Trustee of a nominee to be named". Pride Equities, Inc. owned 1,000,000 of these shares and was a 50% owner of the Company. Effective January 2004, the Company increased its authorized common stock from 2,000,000 shares to 100,000,000 shares and changed its par value from $.10 to $.001 per share. All references to common stock have been retroactively adjusted to give effect these changes. Also in January 2004, the Company issued 8,000,000 shares of its common stock to Pride Equities, Inc. in exchange for $30,000, which resulted in Pride Equities, Inc. becoming a 90% owner of the Company. Effective March 31, 2005, the Company issued 90,000,000 shares of its common stock in exchange for Pride Lending, Inc., previously a wholly-owned subsidiary of Pride Holdings, Inc. In addition, Pride Equities, Inc. returned 1,000,000 shares to the Company, and the Company reissued the shares to various individuals for services valued at $3,355. During the year ended March 31, 2005, costs totaling $23,982 were paid on behalf of the Company by its parent company and are shown as contributed capital.

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

Note 5 - Subsequent Event

Subsequent to March 31, 2006, the Company's mortgage notes receivable totaling $125,784 and notes receivable totaling $91,993 were paid in full.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FEDERAL MORTGAGE CORPORATION OF PUERTO RICO, INC.

Date:  July 13, 2006

By:


 /s/ Michael Schumacher
---------------------------------------------
Michael Schumacher
President, Chief Executive Officer, Treasurer
 and Chief Financial Officer


By:


 /s/ Peter Porath
---------------------------------------------
Peter Porath
Vice-President