Form 10QSB
period 2006-06-30
FEDERAL MORTGAGE CORP OF PUERTO RICO
filed 2006-08-18
CIK 34884

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                   FORM 10-QSB



             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934



                  For the quarterly period ended June 30, 2006


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

                            Yes X             No___


As of June 30, 2006, the Registrant had 100,000,000 shares of common stock, $.001 par value per share, outstanding.

Transitional Small Business Disclosure Format (check one): Yes__    No X

                                      INDEX
                                      -----

                                                                           Page
                                                                          Number
                                                                          ------

Part I.           Financial Information

         Item I.  Financial Statements

                           Balance Sheets as of June 30, 2006
                             (unaudited) and March 31, 2006                  2

                           Statements of Operations, Three Months
                             Ended June 30, 2006 and 2005 (unaudited)        3

                           Statements of Cash Flows, Three Months
                             Ended June 30, 2006 and 2005 (unaudited)        4

                           Notes to Financial Statements                     5

         Item 2.  Management's Discussion and Analysis of
                             Financial Conditions and Results of
                             Operations                                      6

Part II.  Other Information                                                  8

                FEDERAL MORTGAGE CORPORATION OF PUERTO RICO, INC.
                           AND CONSOLIDATED SUBSIDIARY
                                 BALANCE SHEETS

                                     ASSETS

                                                 June 30,       March 31,
                                                   2006           2006
                                               (Unaudited)    (See Note 1)
                                               -----------    -----------

Current Assets
  Cash                                             300,146         84,191
  Mortgage notes receivable, current portion          --           23,086
  Accounts receivable, related party                19,161         19,161
  Accrued interest receivable                         --              807
                                               -----------    -----------
Total current assets                               319,307        127,245

Mortgage notes receivable, net of current
 portion                                              --          102,698
Note receivable                                       --           91,993
                                               -----------    -----------
  Total Assets                                 $   319,307    $   321,936
                                               ===========    ===========



                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts payable, related party                   12,695         12,367
  Accrued liabilities                                5,159           --
  Accrued officer's compensation payable               650            650
  Accrued income taxes payable                         361            361
                                               -----------    -----------
  Total Current Liabilities                         18,865         13,378
                                               -----------    -----------

Stockholders' Equity:
Common Stock, $.001 par value,
     100,000,000 shares authorized
     100,000,000 shares issued and
     outstanding                                   100,000        100,000
Additional paid-in capital                         206,968        206,968
Accumulated deficit                                 (6,526)         1,590
                                               -----------    -----------
Total Stockholders' Equity                         300,442        308,558
                                               -----------    -----------
Total Liabilities and Stockholders' Equity     $   319,307    $   321,936
                                               ===========    ===========




The accompanying notes are an integral part of the financial statements.

                FEDERAL MORTGAGE CORPORATION OF PUERTO RICO, INC.
                           AND CONSOLIDATED SUBSIDIARY
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                  Three Months Ended
                                               June 30,         June 30,
                                                 2006             2005
                                            -------------    -------------
Revenue
  Interest income                           $       2,933    $       5,002
                                            -------------    -------------
                                                    2,933            5,002

Expenses
   General and administrative                       5,488            2,426
   Loan prepayment discount                         5,561             --
   Officer's compensation                            --                629
   Other                                             --                 60
                                            -------------    -------------
                                                   11,049            3,115
                                            -------------    -------------
Net income (loss) before provision
 for income taxes                                  (8,116)           1,887
                                            -------------    -------------
Provision for income taxes:
  Current                                            --                349
                                            -------------    -------------
                                                     --                349
                                            -------------    -------------
Net Income (Loss)                           $      (8,116)           1,538
                                            -------------    -------------

Per Share                                   $         nil    $         nil
                                            =============    =============

Weighted Average Shares Outstanding           100,000,000      100,000,000
                                            =============    =============










The accompanying notes are an integral part of the financial statements.

               FEDERAL MORTGAGE CORPORATION OF PUERTO RICO, INC.
                           AND CONSOLIDATED SUBSIDIARY
                           STATEMENTS OF CASH FLOWS
                                (Unaudited)

                                                       Three Months Ended
                                                    June 30,       June 30,
                                                      2006           2005
                                                  -----------    -----------

Cash Flows from Operating Activities:
  Net income (loss)                               $    (8,116)   $     1,538
  Adjustments to reconcile net
   income to net cash provided
    by operating activities:
     Increase in accounts payable and accrued
      Expenses                                          5,487          1,116
     Increase in officer's compensation payable          --              629
     Increase in income taxes payable                    --              349
     (Increase) decrease in accrued interest
      receivable                                          807         (1,001)
                                                  -----------    -----------
Net Cash Provided by (Used in) Operating
 Activities                                            (1,822)         2,631
                                                  -----------    -----------

Cash Flows from Investing Activities
  Collection of mortgage notes receivable             125,784         14,985
  Collection of note receivable                        91,993           --
                                                  -----------    -----------
Net Cash Provided by Investing Activities             217,777         14,985
                                                  -----------    -----------
Cash Flows from Financing Activities
  (Advances) to related parties                          --             --
                                                  -----------    -----------
Net Cash (Used in) Financing Activities                  --             --
                                                  -----------    -----------

Increase in Cash                                      215,955         17,616

Cash, Beginning of Period                              84,191         14,967
                                                  -----------    -----------
Cash, End of Period                               $   300,146    $    32,583
                                                  ===========    ===========
Interest Paid                                     $      --      $      --
                                                  ===========    ===========
Income Taxes Paid                                 $      --      $      --
                                                  ===========    ===========



The accompanying notes are an integral part of the financial statements.

                FEDERAL MORTGAGE CORPORATION OF PUERTO RICO, INC.
                           AND CONSOLIDATED SUBSIDIARY
                          NOTES TO FINANCIAL STATEMENTS
                            June 30, 2006 (Unaudited)


(1)   Unaudited Financial Statements

The balance sheet as of June 30, 2006, the statements of operations and the statements of cash flows for the three month periods ended June 30, 2006 and 2005, have been prepared by Federal Mortgage Corporation of Puerto Rico, Inc. (Company) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures, normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted as allowed by such rules and regulations, and the Company believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in financial position at June 30, 2006 and for all periods presented, have been made.

It is suggested that these statements be read in conjunction with the March 31, 2006 audited financial statements and the accompanying notes included in the Company's Annual Report on Form 10-KSB, filed with the Securities and Exchange Commission.

(2)   Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of temporary cash investments. The Company places its temporary cash investments with financial institutions. As of June 30, 2006, the Company had a cash concentration of credit risk of approximately $200,000 since it had temporary cash investments in bank accounts in excess of the FDIC insured amounts.

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

Results of Operations

Three months ended June 30, 2006 compared to June 30, 2005

Revenue for the three months ended June 30, 2006 was approximately $3,000 as compared to revenue of approximately $5,000 for the three months ended June 30, 2005, a decrease of approximately $2,000. This decrease was principally the result of the reduction in interest income due to principal collections of mortgage notes receivable, which reduced the Company's investment in mortgage notes receivable.

Operating expenses were approximately $11,000 during the three months ended June 30, 2006, and approximately $3,000 during the three months ended June 30, 2005, an increase of approximately $8,000. The increase in operating expenses was primarily the result of bad debt of $5,561 and increased professional fees.

Net income after provision for income taxes decreased from approximately $1,500 during the three months ended June 30, 2006 to a net loss of approximately $(8,100) during the three months ended June 30, 2006, a decrease of approximately $9,600.

Liquidity and Capital Resources

At June 30, 2006, the Company had cash of approximately $300,000. The Company's current assets were approximately $319,000 at June 30, 2006 and its current liabilities totaled approximately $19,000, resulting in net working capital of approximately $300,000, a current ratio of approximately 16.8 to one.

At March 31, 2006, the Company had cash of approximately $84,000. The Company's current assets were approximately $322,000 at March 31, 2006 and its current liabilities totaled approximately $13,000, resulting in net working capital of approximately $309,000, a current ratio of approximately 24.8 to one. Working capital decreased by approximately $9,000 from March 31, 2006 to June 30, 2006.

The Company's business is not subject to seasonality or any weather seasonality conditions. The Company knows of no trends, events or uncertainties that have, or are reasonably likely to have, a material impact on the Company's short-term or long-term liquidity. At June 30, 2006, the Company had no material commitments for capital expenditures.

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

Federal Mortgage Corporation of Puerto Rico, Inc.




/s/ Peter Porath
--------------------------------
Peter Porath, Vice President

Date:  August 18, 2006


/s/ Michael Schumacher
--------------------------------
Michael Schumacher, Chief Executive Officer, Treasurer,
 and Chief Financial Officer

Date:  August 18, 2006